Form 10-Q
period 1995-01-31
PHARMACY MANAGEMENT SERVICES INC
filed 1995-03-17
CIK 861049

                                   FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1995


                         Commission File Number 0-18366


                       PHARMACY MANAGEMENT SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)


        Florida                                             59-1482767
(State of Incorporation)                                (I.R.S. Employer
                                                       Identification No.)

                 3611 Queen Palm Drive, Tampa, Florida  33619
                   (Address of Principal Executive Offices)

                                  813/626-7788
                        (Registrant's Telephone Number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X        NO
                                 ---          ---

Number of outstanding shares of each class of Registrant's common stock as of March 13, 1995:

               Common Stock, par value $.01......9,120,107 shares


                           Exhibit Index on Page 13.

Item 1.  Financial Statements.


              Pharmacy Management Services, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                           Three Months Ended         Six Months Ended
                                                               January 31,               January 31,
                                                          --------------------      --------------------
                                                           1995         1994         1995         1994
                                                          -------      -------      -------      -------
                                                              (In thousands, except per share data)
Net revenues                                              $30,030      $28,079      $60,512      $55,467
Cost of revenues                                           20,904       20,214       41,906       39,958
                                                          -------      -------      -------      -------
Gross margin                                                9,126        7,865       18,606       15,509

Costs and expenses:
   Selling, general and administrative                      5,310        5,497       10,665       10,874
   Exercise of non-qualified options                          855            -          855            -
   Acquisition expenses                                       835            -          835            -
   Depreciation and amortization                              950          809        1,884        1,636
                                                          -------      -------      -------      -------
              Operating income                              1,176        1,559        4,367        2,999

Other income (expense):
   Interest, net                                              (34)        (155)         (89)        (325)
   Additional consideration - sale of TMD                     326            -          326            -
   Other                                                       (8)          (5)         (16)           4
                                                          -------      -------      -------      -------
                Income before income taxes                  1,460        1,399        4,588        2,678

Provision for income taxes                                    912          561        2,172        1,094
                                                          -------      -------      -------      -------
              Net income                                  $   548      $   838      $ 2,416      $ 1,584
                                                          =======      =======      =======      =======
Net income per common share                               $  0.06      $  0.09      $  0.26      $  0.17
                                                          =======      =======      =======      =======
Weighted average number of common shares outstanding        9,110        8,675        8,998        8,683
                                                          =======      =======      =======      =======

See accompanying notes to condensed consolidated financial statements
(unaudited)

              Pharmacy Management Services, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                         January 31,         July 31,
                                                                     -------------------
ASSETS                                                                 1995        1994        1994
- - ------                                                               -------     -------     --------
                                                                         (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                          $     1     $   174     $     1
  Trade receivables, net                                              20,418      19,904      20,690
  Inventories                                                          4,107       4,348       3,487
  Income tax refunds receivable                                            -           -         584
  Deferred income taxes                                                1,996           -       1,121
  Prepaid expenses and other                                           1,079       1,547         742
                                                                     -------     -------     -------
           TOTAL CURRENT ASSETS                                       27,601      25,973      26,625

PROPERTY AND EQUIPMENT, NET                                            8,246       8,375       8,679
GOODWILL AND OTHER INTANGIBLES                                        15,303      16,284      15,682
EQUITY SECURITIES AVAILABLE FOR SALE                                   1,566       1,400       1,240
OTHER ASSETS                                                           1,721       2,321       1,736
                                                                     -------     -------     -------
           TOTAL ASSETS                                              $54,437     $54,353     $53,962
                                                                     =======     =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                                  $   755     $ 6,898     $   789
  Accounts payable                                                     7,697       5,866       6,132
  Accrued compensation and benefits                                    1,662       1,488       1,457
  Accrued lease costs                                                  1,177         989       1,086
  Other current liabilities                                              376         144         414
                                                                     -------     -------     -------
           TOTAL CURRENT LIABILITIES                                  11,667      15,385       9,878

LONG-TERM DEBT                                                           744       3,740       5,793

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                     -       1,200       1,200

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Series B Convertible Preferred Stock                                     -           1           1
  Series C Convertible Preferred Stock                                     -           1           1
  Common Stock, $.01 par value: authorized - 20,000,000 shares;
           issued and outstanding - 9,116,007, 8,664,950 and
           8,749,793 shares at January 31, 1995, January 31, 1994,        91          87          87
           and July 31, 1994, respectively
  Additional paid-in capital                                          29,106      25,943      26,559
  Retained earnings                                                   12,829       7,996      10,443
                                                                     -------     -------     -------
           TOTAL SHAREHOLDERS' EQUITY                                 42,026      34,028      37,091
                                                                     -------     -------     -------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $54,437     $54,353     $53,962
                                                                     =======     =======     =======

See accompanying notes to condensed consolidated financial statements
(unaudited)

              Pharmacy Management Services, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                    Three Months Ended        Six Months Ended
                                                                       January 31,              January 31,
                                                                  --------------------      --------------------
                                                                    1995         1994        1995         1994
                                                                  -------      -------      -------      -------
                                                                      (In thousands)            (In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                   $   548      $   838      $ 2,416      $ 1,584
                                                                  -------      -------      -------      -------
     Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation and amortization                               950          809        1,884        1,636
          Increase in  deferred income taxes                         (875)           -         (875)           -
          (Gain) loss on sale of property and equipment                15           10           15            8
          Exercise of non-qualified options                           855            -          855            -
          Additional consideration - sale of TMD                     (326)           -         (326)           -
          Decrease (increase) in trade receivables                    795         (755)         272       (1,630)
          Decrease (increase) in inventories                          344          763         (620)         770
          Decrease (increase) in income tax refunds receivable          -            -          584            -
          Decrease (increase) in prepaid expenses and other           140         (297)        (337)        (239)
          Decrease (increase) in notes receivable                       -        2,755            -        2,786
          Decrease (increase) in other assets                         104          275           15          280
          Increase (decrease) in accounts payable                   1,211        1,692        1,565       (1,081)
          Increase (decrease) in accrued compensation, accrued
              lease costs and other current liabilities              (569)      (1,084)         258         (499)
                                                                  -------      -------      -------      -------
               Total adjustments                                    2,644        4,168        3,290        2,031
                                                                  -------      -------      -------      -------
               Net cash provided by operating activities            3,192        5,006        5,706        3,615

CASH FLOW FROM INVESTING ACTIVITIES:
     Additions to property and equipment                             (379)        (519)      (1,087)        (684)
                                                                  -------      -------      -------      -------
               Net cash used in investing activities                 (379)        (519)      (1,087)        (684)
                                                                  -------      -------      -------      -------
CASH FLOW FROM FINANCING ACTIVITIES:
     Reductions in notes payable and long-term debt                (3,228)      (5,053)      (5,083)      (5,315)
     Issuance of common stock                                         427            -          494            -
     Preferred stock dividends                                        (12)         (18)         (30)         (36)
                                                                  -------      -------      -------      -------
               Net cash used in financing activities               (2,813)      (5,071)      (4,619)      (5,351)
                                                                  -------      -------      -------      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    -         (584)           -       (2,420)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        1          758            1        2,594
                                                                  -------      -------      -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $     1      $   174      $     1      $   174
                                                                  =======      =======      =======      =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for:
               Interest                                           $    99      $   206      $   175      $   416
               Income taxes                                       $ 2,377      $ 1,388      $ 2,440      $ 1,739
                                                                  =======      =======      =======      =======
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
     Issuance of stock upon exercise of non-qualified options     $ 1,473      $     -      $ 1,473      $     -
     Treasury shares received in lieu of cash                     $  (778)     $     -      $  (778)     $     -
     Treasury shares retired                                      $   778      $     -      $   778      $     -
                                                                  =======      =======      =======      =======

See accompanying notes to condensed consolidated financial statements
(unaudited)

                 PHARMACY MANAGEMENT SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)      Summary of Significant Accounting Policies

         (a)     Basis of Presentation
                 The accompanying unaudited condensed consolidated financial statements of Pharmacy Management Services, Inc. and its subsidiaries have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting principles for interim financial statements and include those accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for 1994 and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. Certain amounts for the three and six month periods ended January 31, 1994 have been reclassified to conform to the January 31, 1995 classification. The results of operations for the three and six months ended January 31, 1995 are not necessarily indicative of the results that can be expected for the entire fiscal year ending July 31, 1995. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for 1994 and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

         (b)     Principles of Consolidation
                 The accompanying condensed consolidated financial statements consist of the accounts of Pharmacy Management Services, Inc. ("PMSI") and its wholly-owned subsidiaries (together, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         (c)     Income Taxes
                 The Company accounts for income taxes in accordance with the asset and liability method prescribed by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (d)     Net Income Per Common Share
                 Primary net income per common share is based on net income, less preferred stock dividend requirements of $12,000 and $30,000 for the three and six months ended January 31, 1995, respectively, and $49,261 and $98,521 for the three and six months periods ended January 31, 1994, respectively, divided by the weighted average number of common and dilutive common equivalent shares outstanding during those periods. Fully diluted net income per common share has been omitted for all reported periods because it is not materially different from primary net income per share or is anti-dilutive. Dilutive common equivalent shares consist of stock options and convertible preferred stock.

(2)      Inventories
         Inventories are summarized as follows (in thousands):


                                                          January 31,
                                                     ------------------
                                                      1995        1994   July 31, 1994
                                                     ------      ------  -------------
                                                         (unaudited)
                 Drugs                               $3,039      $3,127     $ 2,474
                 Medical equipment and supplies         659         741         597
                 Electro-medical therapy products       409         480         416
                                                     ------      ------     -------
                                                     $4,107      $4,348     $ 3,487
                                                     ======      ======     =======

(3)      Equity Securities Available For Sale

         At August 1, 1994 the Company adopted FASB Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires that at acquisition, management shall classify debt and equity securities into one of three categories: held to maturity, available-for-sale, or trading. Held to maturity securities are those which the Company has the positive intent and ability to hold to maturity. Trading securities are defined as securities bought and held principally for the purpose of selling in the near term. Available-for-sale securities are defined as investments not classified as trading securities or as held to maturity.

         Equity securities consist of shares of Staodyn, Inc. ("Staodyn") received pursuant to the sale of the Company's Technical Medical Devices, Inc. ("TMD") subsidiary on November 15, 1992. Management classifies these securities as available-for-sale. SFAS 115 requires securities available for sale to be recorded at fair value. Both unrealized gains and losses on available-for-sale securities, net of taxes, are included as a separate component of shareholders' equity in the consolidated balance sheets until these gains or losses are realized. If a security has a decline in fair value that is other than temporary, then the security will be written down to its fair value by recording a loss in the consolidated statements of operations. Carrying value of equity securities held at January 31, 1995 approximate market value, accordingly no change in fair value has been recorded. There were no sales of equity securities for the three and six months ended January 31, 1995.

         Gains or losses on the disposition of investment securities are recognized using the average cost method.

(4)      Long-Term Debt
         Long-term debt at January 31, 1995 consisted of the following (in thousands):

                  $7,500 revolving bank line of credit,
                       maturing November 30, 1997                            $  250
                  $7,500 revolving bank line of credit,
                       maturing November 30, 1997                                --
                  $1,120 installment note, principal payable
                       in four equal annual installments of $280
                       commencing October 30, 1993, non-
                       interest bearing                                         560
                  $600 note, principal payable in three equal
                       annual installments of $200 commencing
                       December 31, 1993, interest payable
                       annually at 7%                                           200
                  Non-compete agreements, principal payable
                       in varying amounts and frequencies,
                       non-interest bearing                                     344
                  Note payable, installments payable monthly
                       through December, 1997                                   109
                  Capital lease obligations                                      36
                                                                             ------
                                                                              1,499
                  Less current maturities                                       755
                                                                             ------
                                                                             $  744
                                                                             ======

         The revolving lines of credit listed above represent borrowings under a $15.0 million revolving credit agreement with two banks, under which the Company may borrow up to 75% of its outstanding eligible consolidated accounts receivable and up to 50% of its consolidated inventories. Trade receivables and inventories are pledged as collateral under the revolving credit agreement. Interest is payable monthly at rates varying from the lender's prime rate minus 1/8 to 3/8 percent or LIBOR (London Interbank Offered Rate) plus 1-1/4 to 1-3/8 percent, depending on the Company's ratio of liabilities to tangible net worth, as defined in the revolving credit agreement. At January 31, 1995, amounts available for borrowing under the revolving credit agreement were approximately $13.3 million. Under the terms of the revolving credit agreement, the unused credit is subject to a 1/8 of one percent per annum commitment fee that is payable quarterly.

         The Company's credit agreement with the banks contains certain covenants relating to tangible net worth, payment of dividends, purchase of treasury shares, and the acquisition and disposition of assets. The most restrictive of these covenants requires the Company to maintain a cash flow coverage ratio of 1.2 to 1.0. The Company is in compliance with all its loan covenants.

(5)      Convertible Preferred Stock
         Each share of both the Series B $.98 Convertible Preferred Stock and the Series C $.98 Convertible Preferred Stock was mandatorily and automatically convertible into one share of Common Stock on the earlier of (i) the first date on or after April 1, 1994 on which the per share market price of the Common Stock was greater than or equal to $16.25 or (ii) April 1, 1996. On November 14, 1994, the market price of the Company's Common Stock exceeded $16.25 per share. Accordingly, all 73,846 outstanding shares of Series B Convertible Preferred Stock and all 53,748 outstanding shares of Series C Convertible Preferred Stock, respectively, were converted into a total of 127, 594 shares of Common Stock.

         On January 3, 1995, all 100,000 authorized, issued and outstanding shares of Redeemable Series A $.72 Convertible Preferred Stock were converted at the election of the holders of these shares, into an equal number of shares of Common Stock.

(6)      Acquistion Transaction

         On December 26, 1994, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Beverly Enterprises, Inc. ("Beverly") and Beverly Acquistion Company ("Acquisition Sub") a wholly owned subsidiary of Beverly. Pursuant to the terms and conditions of the Merger Agreement, the Company has agreed to merge with and into Acquisition Sub (the "Merger"). Acquisition Sub will be the surviving corporation in the Merger, and the separate corporate existence of the Company will cease as a result of the Merger.

         Pursuant to the Merger, shares of the Company's common stock (the "Company Shares") will be converted into shares of Beverly common stock ("Beverly Shares") at a floating exchange rate based on $16.50 per Company Share and the average of the closing sales price of Beverly Shares during the ten consecutive trading days ending on the second day before the effective time of the Merger (the "Beverly Closing Price"), provided that the Beverly Closing Price is not lower than $12.25 or higher than $18.00. If the Beverly Closing Price is higher than $18.00, each Company Share will be converted into .9167 Beverly Shares. If the Beverly Closing Price is lower than $12.25, each Company Share will be converted into 1.3469 Beverly Shares. If the Beverly Closing Price is lower than $10.00, the Company may (but is not obligated to) terminate the Merger before the closing of the Merger. The exchange ratio is subject to adjustment in the event of a stock split, stock dividend, recapitalization, restructuring, divisive reorganization, special or extraordinary dividend or distribution, and certain other corporate developments affecting Beverly Shares that occur or have a record date before the effective time of the Merger. Additionally, Beverly has agreed to assume all outstanding options to purchase Company Shares. The number of option shares and the exercise price of each option will be adjusted based on the exchange ratio for the Merger.

         The consummation of the Merger is contingent on, among other things, approval by the Company's shareholders, the declaration by the Securities and Exchange Commission that a merger registration statement on Form S-4 (to be filed by Beverly for purposes of registering the Beverly Shares to be issued to the Company's shareholders pursuant to the Merger) is effective, and the approval by the New York Stock Exchange of the listing, upon official notice of issuance, of all Beverly Shares to be issued to the Company's shareholders pursuant to the Merger.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


                                    OVERVIEW

The Company is a leading independent national provider of medical cost containment and managed care services, providing professionally managed solutions for containing the escalating costs of workers' compensation. The following table presents the ratios of certain financial items to net revenues for the three and six months ended January 31, 1995 and 1994:

                                                           Three Months Ended       Six Months Ended
                                                               January 31,             January 31,
                                                           ------------------       ----------------
                                                             1995        1994       1995        1994
                                                           ------       -----      -----       -----
         Net revenues                                       100.0%      100.0%     100.0%      100.0%
         Cost of revenues                                    69.6        72.0       69.3        72.0
                                                            -----       -----      -----       -----
         Gross Margin                                        30.4        28.0       30.7        28.0
         Costs and epenses:
           Selling, general & administrative                 17.7        19.5       17.6        19.6
           Exercise of non-qualified stock options            2.8          --        1.4          --
           Acquisition expenses                               2.8          --        1.4          --
           Depreciation and amortization                      3.2         2.9        3.1         2.9
                                                            -----       -----      -----       -----
         Operating income                                     3.9         5.6        7.2         5.5
         Interest expense, net                               (0.1)       (0.6)      (0.1)       (0.6)
         Additional consideration - sale of TMD               1.1          --        0.5          --
                                                            -----       -----      -----       -----
         Income before income taxes                           4.9         5.0        7.6         4.9
         Provision for income taxes                           3.1         2.0        3.6         2.0
                                                            -----       -----      -----       -----
         Net income                                           1.8%        3.0%       4.0%        2.9%
                                                            =====       =====      =====       =====

The ensuing discussion and analysis of the Company's results of operations and financial condition does not address the effect on the Company's liquidity, capital resources, or results of operations of the consummation of the acquisition of the Company by Beverly or Beverly's plans for the Company following the acquisition.

                             RESULTS OF OPERATIONS

Net Revenues

Net revenues for the second quarter of fiscal year 1995 were approximately $30.0 million compared to $28.1 million for the comparable period in fiscal year 1994. The increase in revenues for the period was primarily attributable to increased revenues from the Company's preferred provider organization ("PPO") and case management services. Net revenues for the six months ended January 31, 1995 were approximately $60.5 million compared to approximately $55.5 million in the comparable period in fiscal year 1994. Substantially all of the increase in revenues for the period was attributable to increased revenues from the Company's preferred provider organization ("PPO") and case management services. Net revenues for the second quarter and first six months of fiscal year 1995 in the home delivery of prescription drugs and medical equipment and supplies were approximately the same as in the comparable period in fiscal year 1994 because the percentage of generic drugs dispensed has doubled during the second quarter and first six months of fiscal year 1995 when compared to the comparable periods in fiscal year 1994. During the second quarter and first six months of fiscal year 1995, the net revenues of the PPO were approximately 16% of consolidated revenues, compared to approximately 11% of consolidated revenues in the comparable periods in fiscal year 1994.

Cost of Revenues

Cost of revenues as a percentage of net revenues was approximately 2.4% lower for the second quarter of fiscal year 1995 than it was for the second quarter of fiscal year 1994. Cost of revenues as a percentage of net revenues was approximately 2.7% lower for the six months ended January 31, 1995 than it was for the comparable period in fiscal year 1994. The improvement in gross margin is attributable to dispensing a greater percentage of generic drugs in the home delivery business and the increased volume of revenue provided by the Company's PPO and case management services, which have higher gross margins than the home delivery business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues decreased approximately 1.8% to 17.7% for the three months ended January 31, 1995, compared to 19.5% for the three months ended January 31, 1994. Selling, general and administrative expenses as a percentage of revenue decreased approximately 2.0% to 17.6% for the six months ended January 31, 1995 compared to 19.6% for the six months ended January 31, 1994. The decreases are attributable to improved control over expenses while revenues increased 6.9% for the quarter and 9.1% for the six months ended January 31, 1995.

Exercise of Non-Qualified Stock Options

In December 1994, two executive officers exercised non-qualified stock options for a total of 95,000 shares of common stock at an average exercise price of $6.50 per share. The financial statement effect of these exercises was approximately $855,000 of compensation expense.

Acquisition Expenses

As previously reported in the Company's Current Report on Form 8-K dated December 26, 1994, the Company entered into an Agreement and Plan of Merger with Beverly Enterprises, Inc. ("Beverly") on December 26, 1994 (The "Merger Agreement") pursuant to which the Company agreed to be merged with and into Beverly Acquisition Company, a wholly owned subsidiary of Beverly (the "Merger"). (See Note 6 to Notes to Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this Report.) The Merger is expected to be consummated in the Spring, 1995. During the second quarter of fiscal year 1995, the Company incurred approximately $835,000 of expenses associated with this acquisition transaction, consisting primarily of legal and investment banking fees. Most of these costs are not deductible expenses for income tax purposes. The Company funded the payment of these expenses from cash flow from operating activities. The Company expects to continue to incur expenses associated with the acquisition transaction, and the total amount is expected to be significant (see "Acquisition Transaction" below).

Depreciation and Amortization

Depreciation and amortization was approximately $141,000 or approximately 17% more for the three months ended January 31, 1995, than it was for the three months ended January 31, 1994, and was approximately $248,000 or approximately 15% more for the six months ended January 31, 1995, than it was for the six months ended January 31, 1994. The increase is attributable to capital expenditures for computer equipment and software during fiscal years 1995 and 1994.

Interest Expense

Net interest expense for the three months ended January 31, 1995 decreased approximately $121,000 or approximately 78% compared to the comparable period
in fiscal year 1994.    Net interest expense for the six months ended January
31, 1995 was approximately $236,000 or approximately 73% less than in the comparable period in fiscal year 1994. These significant decreases are primarily attributable to the reduction in bank debt during the relevant periods.

Additional Consideration - Sale of TMD

The Company recorded additional income of approximately $326,000 on November 15, 1994 when it received the final adjusted number of Staodyn, Inc. ("Staodyn") common stock as final consideration for the sale of TMD to Staodyn, which occurred on November 15, 1992. The purchase agreement between Staodyn and TMD provided that TMD could receive additional shares of Staodyn common stock based upon the trading range of the common stock two years after the date of the original transaction. The amount of income recorded on November 15, 1994 represents the amount necessary to record the total shares of Staodyn common received at its fair value on November 15, 1994.

Provision for Income Taxes

The combined effective federal and state income tax rate for the three months ended January 31, 1995 was 62.5% compared to 40.1% for the comparable period in fiscal year 1994. The combined rate for the six months ended January 31, 1995 was 47.3% compared to 40.9% for the six months ended January 31, 1994. The increase in the effective rate is primarily attributable to non-deductible acquistion related expenses.

                              FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's working capital decreased to approximately $15.9 million at January 31, 1995 compared to approximately $16.7 million at July 31, 1994. The decrease is primarily due to a higher level of accounts payable at January 31, 1995.

The Company had positive cash flow from operations of approximately $3.2 million for the three months ended January 31, 1995, compared to approximately $5.0 million for the comparable period in fiscal year 1994. The primary difference was the receipt of notes receivable payments of approximately $2.7 million during the three months ended January 31, 1994. For the six months ended January 31, 1995, the Company had positive cash flow from operations of approximately $5.7 million compared to approximately $3.6 million for the six months ended January 31, 1994. The primary differences were improved net income, favorable changes in cash flows from accounts receivable and accounts payable, offset by the effect of the notes receivable payments received during the three months ended January 31, 1994.

Net trade receivables decreased approximately $800,000 and approximately $300,000 for the three and six month periods ended January 31, 1995 and 1994 respectively. These decreases are primarily attributable to improved collection of accounts receivable.

Inventories at January 31, 1995 approximated $4.1 million, compared to approximately $3.5 million at July 31, 1994. The increase is attributable to special purchases of prescription drugs at favorable prices and terms.

Capital expenditures for the six months ended January 31, 1995 were approximately $1.1 million. These expenditures were financed by cash flow from operations. The Company further reduced its bank debt by approximately $3.0 million for the quarter and approximately $4.8 million for the six months ended January 31, 1995.

The Company has revolving lines of credit with two banks that allow it to borrow up to $15 million at variable rates that currently approximate the bank's prime rates. The amount available for borrowing at January 31, 1995 was $13.3 million. The Company believes that cash generated from future operations, together with the funds available under its lines of credit, will be sufficient to finance the Company's operations and its anticipated capital requirements for at least the next 12 to 24 months, depending on the level of business expansion.

Healthcare Reform is a major national priority, but the impact of the reforms is not presently determinable. The Company's future liquidity will continue to depend on its operating cash flow and management of trade receivables and inventories.

                            ACQUISITION TRANSACTION

The Merger Agreement includes covenants that, on an interim basis pending consummation of the Merger, restrict the Company from doing the following: (a) granting or permitting a lien on, selling, leasing, exchanging, transferring or otherwise disposing of, or granting to any person a right or option to lease, purchase, or otherwise acquire, any material amount of its assets or properties, including the capital stock of its subsidiaries, any indebtedness owed to it and any rights of value to it (except in the ordinary course of business consistent with past practices and except for inter-company transfers); (b) selling, issuing, awarding, granting, pledging, redeeming, purchasing or otherwise acquiring, transferring or encumbering any of its capital stock or other securities or any rights, options or warrants to acquire any of its capital stock or other securities; (c) reclassifying any outstanding common stock into a different class or number of shares or otherwise changing its authorized capitalization, or paying, declaring or setting aside for payment a dividend or other distribution in respect of any of its capital stock, whether payable in cash, stock or other property; (d) borrowing any money, issuing any debt securities or assuming, endorsing or guaranteeing, or becoming a surety, accommodation party or otherwise responsible for an obligation or indebtedness of a person other than itself and any of its subsidiaries (except for borrowings under its existing credit agreements in the usual and ordinary course of business); (e) amending, renewing, waiving, breaching, extending, modifying, entering into, releasing in any respect or relinquishing any right or benefit under any mortgage, agreement, instrument, obligation or other commitment that would be material to the Company; (f) settling or compromising any material claim, liability, tax assessment or financial contingency; (g) entering into any transaction with any of its officers, directors, affiliates or shareholders (except in the usual and ordinary course of business and on an arms' length basis); and (h) authorizing, recommending, consummating or otherwise entering into any agreement providing for a merger, dissolution, consolidation, restructuring, recapitalization, reorganization, partial or complete liquidation or the acquisition or disposition of a material amount of assets or securities owned by the Company. Management does not expect that any of these interim restrictions will materially adversely affect the Company's liquidity, operations, capital resources, or ability to proceed with planned capital expenditures, if the Merger is consummated this Spring as contemplated. The Merger Agreement also requires the Company to pay Beverly a "termination fee" of $5,000,000 if Beverly or the Company terminates the Merger Agreement under certain circumstances.

The Company incurred during the six months ended January 31, 1995 approximately $835,000 of acquisition expenses associated with its consideration of acquisition overtures and the pending Merger with Beverly, and it expects that the total acquisition expenses for fiscal year 1995 will be approximately $3 million. The expenses will consist primarily of professional fees and financial advisory fees payable to an investment banking firm. Management expects to fund the payment of these expenses and the termination fee (if payable) from cash flow from operating activities and, to the extent necessary, its bank credit lines. Management believes that it has access to adequate sources of borrowing to fund the payment of these expenses and the termination fee (if it becomes payable), although payment of the expenses and the termination fee would diminish available credit facilities, reduce shareholders' equity and increase future interest expense.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Neither the Company nor any of its property is subject to any pending material legal proceedings, except for ordinary routine litigation incidental to its business.

Item 2.  Changes in Securities.

As discussed more fully in Note 5 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Report, all the Company's outstanding Series B and Series C Convertible Preferred Stock was mandatorily converted into an equal number of shares of Common Stock, effective November 14, 1994, and all the Company's outstanding Series A Redeemable Convertible Preferred Stock was converted, at the election of the holders of those shares, into an equal number of shares of Common Stock, effective January 3, 1995.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

None.

Item 5.  Other Information.

The Company and Beverly filed their FTC Premerger Notification with respect to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 on January 30, 1995, and received early termination of the applicable waiting period on February 8, 1995.

Item 6.  Exhibits and Reports on Form 8-K.

                              Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated December 26, 1994 to report its execution of the Merger Agreement with Beverly.

                                    Exhibits

The following exhibits are filed as part of this Report at the pages indicated:

Exhibit 2-5 Agreement and Plan of Merger dated December 26, 1994, among Beverly Enterprises, Inc., Beverly Acquisition Company, and Pharmacy Management Services, Inc. (Incorporated by reference from Exhibit 2-5 to the Company's Current Report on Form 8-K dated December 26, 1995. Commission File No. 0-18366.)

Exhibit 10-20 First Amendment to Severance Agreement dated February 16, 1995, between David L. Redmond and Pharmacy Management Services, Inc.

Exhibit 10-21 Letter agreement dated December 26, 1994, between Bertram T. Martin, Jr. and Pharmacy Management Services, Inc.

Exhibit 10-22 Letter agreement dated December 26, 1994, between David L. Redmond and Pharmacy Management Services, Inc.

Exhibit 27.1     6-Month Financial Data Schedule (for SEC use only)

Exhibit 27.2     3-Month Financial Data Schedule (for SEC use only)


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PHARMACY MANAGEMENT
                                             SERVICES, INC.


Date:  March 17, 1995                      By: /s/ David L. Redmond
                                               ----------------------------
                                                   David L. Redmond
                                                Senior Vice President and
                                                  Chief Financial Officer
                                               (Its Duly Authorized Officer)