Form 10-Q/A
period 1995-01-31
PHARMACY MANAGEMENT SERVICES INC
filed 1995-04-04
CIK 861049

                                  FORM 10-Q/A
                               (Amendment No. 1)

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

The registrant amends the following items, exhibits, financial statements or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1995:

                         PART I - FINANCIAL INFORMATION

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

                                                              Three Months Ended Six Months Ended
                                                             January 31,                  January 31,
                                                             -----------                  -----------
                                                          1995          1994           1995        1994
                                                          ----          ----           ----        ----
Net revenues                                             100.0%         100.0%        100.0%       100.0%
Cost of revenues                                          69.6           72.0          69.3         72.0
                                                          ----           ----          ----         ----
Gross margin                                              30.4           28.0          30.7         28.0
Costs and expenses:
Selling, general & administrative                         17.7           19.5          17.6         19.6
Exercise of non-qualified stock options                    2.8            --            1.4          --
Acquisition expenses                                       2.8            --            1.4          --
Depreciation and amortization                              3.2            2.9           3.1          2.9
                                                           ---            ---           ---          ---
Operating income                                           3.9            5.6           7.2          5.5
Interest expense, net                                     (0.1)          (0.6)         (0.1)        (0.6)
Additional consideration - sale of TMD                     1.1            --            0.5          --
                                                           ---            ---           ---          --
Income before income taxes                                 4.9            5.0           7.6          4.9
Provision for income taxes                                 3.1            2.0           3.6          2.0
                                                           ---            ---           ---          ---
Net income                                                 1.8%           3.0%          4.0%         2.9%
                                                           ===            ===           ===          ===



The ensuing discussion and analysis of the Company's results of operations and financial condition does not address the effect on the Company's liquidity, capital resources, or results of operations of the consummation of the acquisition of the Company by Beverly or Beverly's plans for the Company following the acquisition.


                             RESULTS OF OPERATIONS

Net Revenues

Net revenues for the second quarter of fiscal year 1995 were approximately $30.0 million compared to $28.1 million for the comparable period in fiscal year 1994. The increase in revenues for the period was primarily attributable to increased revenues from the Company's preferred provider organization ("PPO") and case management services, resulting primarily from more customers and greater market penetration. The pricing for PPO and case management services changed only slightly during the comparative periods. Net revenues for the six months ended January 31, 1995 were approximately $60.5 million compared to approximately $55.5 million in the comparable period in fiscal year 1994. Substantially all of the increase in revenues for the period was attributable to increased revenues from the Company's preferred provider organization ("PPO") and case management services, resulting primarily from more customers and greater market penetration. The pricing for PPO and case management services changed only slightly during the comparative periods. During the second quarter and first six months of fiscal year 1995, the net revenues of the PPO were approximately 16% of consolidated revenues, compared to approximately 11% of consolidated revenues in the comparable periods in fiscal year 1994. Net revenues for the second quarter and first six months of fiscal year 1995 from the home delivery of prescription drugs and medical equipment and supplies were approximately the same as in the comparable period in fiscal year 1994 because the percentage of generic drugs dispensed has doubled during the second quarter and first six months of fiscal year 1995 when compared to the comparable periods in fiscal year 1994. The percentage of generic drug prescriptions dispensed relative to all drug prescriptions dispensed is expected to continue to increase during the next two years. This trend is likely to slow revenue growth, but should not have a material effect on the Company's operating income from the sale of prescription drugs. Although generic prescription drugs sell at lower prices than brand-name prescription drugs, the gross margins for generic prescription drugs are substantially higher than they are for brand-name prescription drugs.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues decreased approximately 1.8% to 17.7% for the three months ended January 31, 1995, compared to 19.5% for the three months ended January 31, 1994. Selling, general and administrative expenses as a percentage of revenue decreased approximately 2.0% to 17.6% for the six months ended January 31, 1995, compared to 19.6% for the six months ended January 31, 1994. The decreases are attributable to improved control over expenses while revenues increased 6.9% for the quarter and 9.1% for the six months ended January 31, 1995.

Exercise of Non-Qualified Stock Options

In December 1994, two executive officers exercised non-qualified stock options for a total of 95,000 shares of common stock at an average exercise price of $6.50 per share. The financial statement effect of these exercises was approximately $855,000 of compensation expense.

Acquisition Expenses

As previously reported in the Company's Current Report on Form 8-K dated December 26, 1994, the Company entered into an Agreement and Plan of Merger with Beverly Enterprises, Inc. ("Beverly") on December 26, 1994 (The "Merger Agreement") pursuant to which the Company agreed to be merged with and into Beverly Acquisition Company, a wholly owned subsidiary of Beverly (the "Merger"). (See Note 6 to Notes to Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this Report.) The Merger is expected to be consummated in the spring of 1995. During the second quarter of fiscal year 1995, the Company incurred approximately $835,000 of expenses associated with this acquisition transaction, consisting primarily of legal and investment banking fees. Most of these costs are not deductible expenses for income tax purposes. The Company funded the payment of these expenses from cash flow from operating activities. The Company expects to incur additional expenses associated with the acquisition transaction, and the total amount is expected to be significant (see "Acquisition Transaction" below).

Depreciation and Amortization

Depreciation and amortization was approximately $141,000 (or approximately 17%) more for the three months ended Janauary 31, 1995, than it was for the three months ended January 31, 1994, and was approximately $248,000 (or approximately 15%) more for the six months ended January 31, 1995, than it was for the six months ended January 31, 1994. The increase is attributable to capital expenditures for computer equipment and software during fiscal years 1995 and 1994.

Interest Expense

Net interest expense for the three months ended January 31, 1995 decreased approximately $121,000, or approximately 78%, compared to the comparable period in fiscal year 1994. Net interest expense for the six months ended January
31, 1995 was approximately $236,000, or approximately 73% less than in the comparable period in fiscal year 1994. These significant decreases are primarily attributable to the reduction in bank debt during the relevant periods.

Additional Consideration - Sale of TMD

The Company recorded additional income of approximately $326,000 on November 15, 1994 when it received the final adjusted number of shares of Staodyn, Inc. ("Staodyn") common stock as final consideration for the sale of TMD to Staodyn, which occurred on November 15, 1992. The purchase agreement between Staodyn and TMD provided that TMD could receive additional shares of Staodyn common stock based upon the trading range of the common stock two years after the date of the original transaction. The amount of income recorded on November 15, 1994 represents the amount necessary to record the total shares of Staodyn common stock received at its fair value on November 15, 1994.

Provision for Income Taxes

The combined effective federal and state income tax rate for the three months ended January 31, 1995 was 62.5%, compared to 40.1% for the comparable period in fiscal year 1994. The combined rate for the six months ended January 31, 1995 was 47.3%, compared to 40.9% for the six months ended January 31, 1994. The increase in the effective rate is primarily attributable to non-deductible acquistion related expenses.

                              FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's working capital decreased to approximately $15.9 million at January 31, 1995 compared to approximately $16.7 million at July 31, 1994. The decrease is primarily due to a higher level of accounts payable at January 31, 1995.

The Company had positive cash flow from operations of approximately $3.2 million for the three months ended January 31, 1995, compared to approximately $5.0 million for the comparable period in fiscal year 1994. The primary difference was the receipt of notes receivable payments of approximately $2.7 million during the three months ended January 31, 1994. For the six months ended January 31, 1995, the Company had positive cash flow from operations of approximately $5.7 million, compared to approximately $3.6 million for the six months ended January 31, 1994. The primary differences were improved net income and favorable changes in cash flows from accounts receivable and accounts payable, offset by the effect of the notes receivable payments received during the three months ended January 31, 1994.

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

The Company has revolving lines of credit with two banks that allow it to borrow up to $15 million at variable rates that currently approximate the bank's prime rates. The amount available for borrowing at January 31, 1995 was $13.3 million. The Company believes that cash generated from future operations (in excess of $8 millon in each of the last two fiscal years), together with the funds available under its lines of credit (approximately $13.3 million at January 31, 1995), will be sufficient to finance the Company's operations and its anticipated capital requirements for at least the next 12 to 18 months.
The Company's $15 million revolving credit lines expire on November 30, 1997.

Healthcare Reform is a major national priority, but the impact of the reforms is not presently determinable. The Company's future liquidity will continue to depend on its operating cash flow and management of trade receivables and inventories.

                            ACQUISITION TRANSACTION

The Merger Agreement includes covenants that, on an interim basis pending consummation of the Merger, restrict the Company from doing the following: (a) granting or permitting a lien on, selling, leasing, exchanging, transferring or otherwise disposing of, or granting to any person a right or option to lease, purchase, or otherwise acquire, any material amount of its assets or properties, including the capital stock of its subsidiaries, any indebtedness owed to it and any rights of value to it (except in the ordinary course of business consistent with past practices and except for inter-company transfers); (b) selling, issuing, awarding, granting, pledging, redeeming, purchasing or otherwise acquiring, transferring or encumbering any of its capital stock or other securities or any rights, options or warrants to acquire any of its capital stock or other securities; (c) reclassifying any outstanding common stock into a different class or number of shares or otherwise changing its authorized capitalization, or paying, declaring or setting aside for payment a dividend or other distribution in respect of any of its capital stock, whether payable in cash, stock or other property; (d) borrowing any money, issuing any debt securities or assuming, endorsing or guaranteeing, or becoming a surety, accommodation party or otherwise responsible for an obligation or indebtedness of a person other than itself and any of its subsidiaries (except for borrowings under its existing credit agreements in the usual and ordinary course of business); (e) amending, renewing, waiving, breaching, extending, modifying, entering into, releasing in any respect or relinquishing any right or benefit under any mortgage, agreement, instrument, obligation or other commitment that would be material to the Company; (f) settling or compromising any material claim, liability, tax assessment or financial contingency; (g) entering into any transaction with any of its officers, directors, affiliates or shareholders (except in the usual and ordinary course of business and on an arms' length basis); and (h) authorizing, recommending, consummating or otherwise entering into any agreement providing for a merger, dissolution, consolidation, restructuring, recapitalization, reorganization, partial or complete liquidation or the acquisition or disposition of a material amount of assets or securities owned by the Company. Management does not expect that any of these interim restrictions will materially adversely affect the Company's liquidity, operations, capital resources or ability to proceed with planned capital expenditures, if the Merger is consummated this Spring as contemplated. The Merger Agreement also requires the Company to pay Beverly a "termination fee" of $5,000,000 if Beverly or the Company terminates the Merger Agreement under certain circumstances.

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


                                         PHARMACY MANAGEMENT
                                            SERVICES, INC.

Date:  March 31, 1995                    By: /s/David L. Redmond
                                             -------------------
                                            David L. Redmond
                                            Senior Vice President and
                                              Chief Financial Officer
                                            (Its Duly Authorized Officer)