Form 10-K/A
period 1994-07-31
PHARMACY MANAGEMENT SERVICES INC
filed 1995-04-06
CIK 861049

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 3)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended July 31, 1994

                          Commission File No. 0-18366

                       PHARMACY MANAGEMENT SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   Florida                                        59-1482767
          (State of Incorporation)                     (IRS Employer Identification No.)

                             3611 Queen Palm Drive
                              Tampa, Florida 33619
                    (Address of Principal Executive Offices)

                                 (813) 626-7788
                               (Telephone Number)

        Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                                                          Total Market Value of Voting
           Class of               Outstanding Shares       Stock Held by Nonaffiliates
         Common Stock           at September 20, 1994         at September 20, 1994
   -------------------------    ----------------------    -----------------------------
         Common Stock                 8,750,193                    $48,800,429
        $.01 par value

                            Exhibit Index on Page 24

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The Registrant (1) deletes the reference on the cover page and on the exhibit index to the incorporation by reference of its Annual Report to Shareholders for the fiscal year ended July 31, 1994, in Part III of the Form 10-K and (2) amends Items 1, 5, 7, 8, and 14 of its Annual Report on Form 10-K for the fiscal year ended July 31, 1994, as filed on September 26, 1994, and as amended on October 24 and November 23, 1994, and restates that report in its entirety as follows:

                                     PART I

ITEM 1.  BUSINESS

     Pharmacy Management Services, Inc. was incorporated in Florida in 1972 and is a holding company for seven wholly owned subsidiaries. Pharmacy Management Services, Inc. (together with its consolidated subsidiaries, the "Company") is a leading independent nationwide provider of medical cost containment and managed care services, providing professionally managed solutions for containing the escalating costs of workers' compensation. The Company offers services that address essentially all of an injured worker's healthcare related needs, from the time of the job-related injury through return to employment or home care. These services enhance the quality of care for the injured worker while containing the cost of care for the insurer or other payor of workers' compensation benefits.

BUSINESS DEVELOPMENT

     The Company's original business provides insurance companies and other payors of workers' compensation with home delivery of prescription drugs, medical supplies and medical equipment to long-term, high-cost, injured workers who are receiving workers' compensation benefits. Since its initial public offering in 1990, the Company has expanded and diversified its services through acquisitions and internal development.

     In fiscal year 1991, the Company acquired the preferred provider organization operated by MedView Services, Incorporated, the computer software design business of Insurance Software Packages, Inc. and the case management and vocational counseling businesses of Resource Opportunities, Inc. and Nancy Sapp & Associates, Inc. During the past four fiscal years, the Company has internally developed an on-line retail prescription drug card, medical bill auditing and utilization review services, a first notice of injury reporting service, and a variety of computer driven-products designed to reduce the administrative costs of processing workers' compensation claims.

     In 1992, the Company determined that the business of selling electro-medical therapy products to physical therapy and rehabilitation clinics that it began in 1989 and conducted through its subsidiary, Technical Medical Devices, Inc., was not compatible with its business strategy. On November 15, 1992, the Company sold substantially all the assets of that business to Staodyn, Inc., a manufacturer of electro-medical therapy products. (See Notes 11 and 14 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

     In fiscal year 1993, the Company changed the way it manages and markets its business units. The Company decentralized the operating management of its business units under subsidiary presidents while improving centralized executive and financial controls. In addition, the Company integrated for the first time its complete line of managed care services and implemented a solutions-based marketing strategy.

     In fiscal year 1994, the Company continued to focus on integration of its managed care services to provide seamless solutions to manage and control the workers' compensation costs of customers. In addition, the Company began a process redesign project to reduce operating costs and improve response to customers' needs in the home delivery service business.

WORKERS' COMPENSATION OVERVIEW

     Workers' compensation is an employee benefit that is mandated and delineated by state law. Workers' compensation laws require employers to provide medical disability benefits to employees who suffer job-related injuries and disabilities, without cost-sharing by the injured employee. Although they vary from state to state, workers' compensation laws usually require the employer to compensate an injured worker for lost wages and to pay all the costs of remedial medical care and treatment, including prescription drugs, medical supplies and medical equipment. The federal government administers a similar program for federal employees. Employers provide these statutory benefits to their employees through self-insurance, participation in state-run funds, or the purchase of insurance from commercial insurance companies.

     Workers' compensation laws cover a broad spectrum of job-related injuries ranging from less severe injuries, such as cuts and bruises, to acute injuries, such as paralysis, severe burns, dismemberment and lower back pain. Injured employees sometimes suffer significant emotional and physical trauma and are absent from work for several days or even months or years, depending on the severity of the injury. Workers who suffer long-term injuries typically incur substantial out-of-pocket expenses each month for the prescription drugs, medical supplies and medical equipment required for the remedial care and treatment of their injury. The injured worker submits a claim for reimbursement of these expenses to the local office of the applicable insurer or other payor of workers' compensation benefits.

     Employers, insurance companies and other payors of workers' compensation benefits seek ways to control the escalating volume and costs of workers' compensation claims. Although most states prohibit employers from restricting a claimant's choice of healthcare provider, many states allow employers to direct employees to a specific primary healthcare provider at the onset of medical treatment, subject to an employee's right to change physicians after a specified period of time. These restrictions impede an employer's ability to use a health maintenance organization, a preferred provider organization or similar managed care arrangement. In addition, workers' compensation laws differ from state to state, making it difficult for payors and multi-state employers to adopt uniform policies to manage, control and administer medical and pharmacy benefits and their associated costs. Consequently, managing the cost of workers' compensation requires methods that are tailored to each employer's applicable medical benefits and regulatory environment.

SUMMARY OF SERVICES

     The Company's managed care and medical cost containment solutions include the following: first notice of injury reporting; case management and vocational counseling; a preferred provider organization of physicians, hospitals, clinics, and other ancillary providers; an on-line retail prescription drug card; home delivery of prescription drugs, medical supplies and medical equipment and an array of computer software solutions to reduce a payor's administrative costs. The Company does not have any patents, licenses, trademarks, franchises or concessions that are material to its business, except for its corporate trademarks. Compliance with applicable environmental laws is not expected to have a material effect on the Company's earnings, capital expenditures or competitive position.

HOME DELIVERY SERVICE

     The Company's primary service business is the home delivery of prescription drugs, medical supplies and medical equipment to long-term, high-cost, injured workers who are receiving workers' compensation benefits. The Company ships prescription drugs, medical supplies and medical equipment to all 50 states from a central distribution and warehouse facility in Tampa, Florida. This service accounted for approximately 73.2%, 75.2% and 70.7% of the Company's consolidated revenues in fiscal years 1994, 1993 and 1992, respectively. Approximately 75% of the home delivery pharmacy revenues are derived from prescription and over-the-counter drugs. Generic drugs constitute about 35-38% of all drug shipments and approximately 19% of all drug revenues.

     The Company works directly with workers' compensation payors to provide their claims representatives with the appropriate training and on-site assistance to identify potential long-term, high-cost claimants. After identifying these claimants, the Company coordinates with the claims representative, the claimant's treating physician and (as appropriate) the claimant's attorney and rehabilitation nurse to determine the prescription drugs, medical supplies and medical equipment that are required for the care and treatment of the claimant's injury and the requisite schedule for supplying those items.

     A claimant orders prescribed items from the Company using a toll-free telephone number. The order is processed by the Company's team of registered pharmacists and medical equipment supply technicians who determine the following: (1) whether the prescribing physician is authorized by the payor; (2) whether the ordered item is related to the claimant's injury; (3) whether the order is excessive or the refill is earlier than prescribed; and (4) whether any prescription drug that is ordered is duplicative of any other drug being provided to the claimant. Medical goods are shipped to the claimants for home delivery primarily by Federal Express, United Parcel Service or United States mail.

     The Company's screening procedures identify requested items that have not been prescribed by an authorized physician, have not been prescribed at the frequency or in the quantity requested by the claimant, or are unrelated to the claimant's work-related injury. These items are not sent to the claimant or billed to the payor and are reported to the payor as avoided costs.

     The Company's order fulfillment procedures also include a series of medical quality control checks to verify all pertinent claimant information, the method and timing of the shipment, that the prescribed items are consistent with the diagnosis and any special instructions, and that the requested medication will not cause a drug interaction that could be harmful to the claimant. In addition, a pharmacist reviews each drug prescription to assure that it complies with all documentation requirements of applicable pharmacy law.

     The Company's home delivery service benefits both the payor and the claimant. This service helps the payor contain costs by providing competitively priced goods and controlling unauthorized or excessive use of prescription drugs, medical supplies and medical equipment. The Company's single monthly invoice per claimant helps reduce the payor's processing costs, and the Company provides the payor with comprehensive reports on each claimant that enable the payor to identify usage trends and estimate future costs.

     The Company's home delivery service offers convenience to a claimant by eliminating cash payments, avoiding the delay and inconvenience of submitting claims for reimbursement, delivering products directly to the claimant's home, responding promptly to claimant inquiries, and offering substantially all the medical goods needed by the claimant from a single, readily accessible source.

     The Company's home delivery service currently requires approximately $3.5-$4.0 million of inventory to satisfy the rapid delivery needs of its customers. The Company's pharmacy stocks approximately 5,000 different brand name and generic prescription drugs and over 2,000 items of medical supply or equipment, including wheelchairs, hospital beds, whirlpool baths and electro-medical therapy products. The Company purchases pharmaceuticals directly from manufacturers and through wholesalers. To the maximum extent possible, it purchases in volumes sufficient to obtain lower prices and in advance of anticipated price increases and takes advantage of any special discounts or other financial incentives from manufacturers.

PREFERRED PROVIDER ORGANIZATION

     The Company employs a two-pronged strategy to reduce the medical expenses incurred by group health, auto medical, and workers' compensation claimants. The Company controls the volume of medical expenses through the use of pre-admission and concurrent medical utilization review, and it reduces the cost of medical treatment through bill auditing, retrospective medical utilization review, and the use of its preferred provider organization (PPO). This two-pronged strategy enables the Company to compete effectively for business with large HMO and other managed care companies.

     The Company operates one of the largest preferred provider organizations in the nation, covering 22 states and including over 79,000 physicians, 1,800 hospitals, and 12,000 ancillary providers. The Company's PPO network comprises a full array of providers, including physicians, laboratories, radiological facilities, outpatient surgical centers, mental health providers, physical therapists, chiropractors, and other ancillary providers. The Company has over 30 full-time employees who focus solely on network development to respond to the PPO's growing client base. By establishing contractual relationships with the complete range of providers, the Company is able to impact most healthcare costs and to facilitate referrals within the network for all needed care. The Company's PPO reduces workers' compensation, auto medical and group medical expense by controlling the cost of services provided by participating healthcare providers and benefits the patients by offering screened and credentialed healthcare providers who are conveniently located throughout the country. The Company's PPO accounted for 12.6%, 8.9% and 7.3% of the Company's consolidated revenues in fiscal years 1994, 1993 and 1992, respectively.

     The Company has developed a "Gatekeeper" program that integrates its PPO with utilization review and case management services. To access the program, an employer directs an injured worker to a physician in the Company's "Gatekeeper" network who is designated as a Managed Care Coordinator (MCC). The injured worker is given an identification card by the employer at the time of injury. The injured worker presents that identification card to the MCC when seeking treatment. The identification card indicates the instructions the provider should follow for approval of treatment plans, pre-certification of medical procedures and referrals to specialists. Through the pre-admission and concurrent medical utilization review procedures, the Company controls hospitalization expenses by reducing inpatient admissions and the duration of hospital stays. In addition, all provider bills are reviewed for appropriate coding, for compliance with approved treatment and for conformity with state fee schedules or usual and customary charges. Finally, all bills are reduced according to the PPO contractual agreement.

     The Company also offers manual bill auditing and retrospective medical utilization review services, including auditing of hospital and chiropractic bills. These services, performed primarily by Company-employed registered nurses, verify that medical care was delivered to the patient, that the healthcare provider was authorized to provide the rendered service, that the healthcare was appropriate and covered by workers' compensation and that the charges for the rendered medical services were usual and customary.

CASE MANAGEMENT AND VOCATIONAL REHABILITATION SERVICES

     The Company offers on-site medical case management and vocational rehabilitation services through 26 offices in 12 states. The Company provides medical case management for injuries that are complex or catastrophic or for which a prolonged recovery is anticipated. In cases of work related injuries, a small number of severe injuries make up a large portion of the total dollar amount spent. These are the injuries that are managed by the Company's case managers and vocational rehabilitation professionals. The Company's case managers confer with the patient, the patient's family, the attending physician and the other healthcare providers to identify the appropriate rehabilitative treatment, to provide the payor with a realistic estimate of long-term exposure and to select the most cost-effective healthcare alternatives, including transferring the patient from a hospital to an alternative care facility. The case managers also may coordinate the delivery of the necessary care or services and arrange for special pricing of those services. The goal is to manage the quality of care while eliminating unneeded treatment and lengthy inpatient and outpatient treatment.

     In some states, vocational rehabilitation is a statutorily mandated workers' compensation benefit. Vocational rehabilitation assists an injured employee to return to his or her former employment or another job with similar economic value. Vocational rehabilitation services include retraining, job analysis, job modification, vocational testing, job placement assistance, transferable skill analysis, work capacity assessments, and labor market surveys. These services reduce workers' compensation costs by expediting the injured employee's return to work.

RETAIL PRESCRIPTION DRUG CARD

     The Company provides a retail prescription drug card service for workers' compensation payors. The service enables injured workers to obtain prescription drugs at no cost from the network of over 30,000 participating retail pharmacies throughout the country by presenting an identification card. The identification card provides access to the Company's on-line system for adjudication of prescription drugs. This service controls the relatedness to the injury, type, cost, quality and frequency of prescription drugs dispensed to an injured worker.

     Upon presentation of the insured worker's prescription drug card, the network pharmacy accesses the Company's on-line computer database to determine whether the prescription request is approved or rejected. Approximately 30% of all prescription requests are denied. The Company's computer system verifies the following within seconds: (1) whether the injured worker is eligible for benefits; (2) whether the prescription is for a drug that is typically covered by workers' compensation benefits; (3) whether the prescription relates to the person's work-related injury; (4) whether the injured worker's utilization pattern is within acceptable guidelines; (5) whether any drug interaction problem exists; (6) whether the prescription complies with any required generic drug guidelines; and, (7) whether the prescription pricing conforms to the contract between the pharmacy and the Company. The Company negotiates volume discounts with the participating pharmacies and passes the savings on to the payors who use this service. Approved transactions are filled at no cost to the injured worker. The pharmacy is paid by the Company for approved transactions on a periodic basis, and the Company is reimbursed by the payor.

     The service provides savings for the payor of up to 30-35% savings of the allowable reimbursements in states having workers' compensation fee schedules. These savings are derived from: (1) discounts of at least 10% from the workers' compensation fee schedule according to the Company's contractual agreements with the pharmacies participating in the network; (2) real-time, injury-specific pharmacy benefit management that is updated daily and achieves consistent savings of up to 20%; and (3) administrative cost savings resulting from one invoice per claimant per month and the availability of consolidated invoice reporting to facilitate the payment of all claims with one check.

     Through this service and the Company's home delivery of prescription drugs service, the Company provides the payor with comprehensive control over the prescription drug program for workers' compensation claimants. The retail prescription drug card controls acute drug purchases and the home delivery service manages the drug maintenance requirements. For those prescription drugs that are purchased outside its network, the Company offers prescription bill auditing services to reduce prices to applicable statutory fee schedules and to prevent duplicate billing or overutilization.

FIRST NOTICE OF INJURY

     The Company provides an internally developed first notice of injury reporting service for all 50 states. This service not only assists in timely preparation and distribution of regulatorily required injury reports, which are different for each state, but also provides employers with early intervention for managed care options, including preferred provider referrals to clinics, hospitals and physicians. The Company's employees are available 24 hours per day, seven days per week to receive toll-free employer telephone calls, prepare reports of injury and notify appropriate parties.

ADMINISTRATIVE SOFTWARE

     The Company also offers a broad range of computer software systems designed to perform provider bill review and medical bill audit for insurance carriers, self-insured employers and third-party administrators. The systems enable a payor to significantly reduce over-payments and ensure compliance with individual state-mandated fee schedule requirements. The Company's microcomputer based software products include applications for workers' compensation claims administration, group health claims administration, and multi lines (general liability, fire and casualty, long-term disability, auto medical) claims administration and workers' compensation medical bill auditing for states with fee schedules or "usual and customary" fee requirements. The Company currently has an installed base of approximately 235 systems.

MARKETING

     The Company markets its products and services nationally through its own sales representatives to insurance companies, state insurance funds, third-party administrators and employers who fund and administer their own workers' compensation programs. The Company serves over 35,000 claims representatives in approximately 15,000 claims offices, representing approximately 4,000 payors. No one payor represents 10% or more of the Company's business.

COMPETITION

     The healthcare cost containment industry is highly fragmented and competitive. The intensity of competition probably will increase. The Company's principal competition consists of local retail pharmacies, local medical equipment suppliers, branch offices of national medical equipment supply companies, local and regional case management and vocational rehabilitation companies and several preferred provider organizations. The Company competes primarily on the basis of the effectiveness and responsiveness of its managed care and cost containment services and, to a lesser extent, on price. The Company believes that its specialization in workers' compensation, its array of integrated services, its independence from insurance companies, its integrated management information systems and its ability to offer comprehensive solutions on a nationwide basis enhance its ability to compete in the workers' compensation market.

     The Company believes that it currently does not have any significant, direct competitor who offers the same or a similar combination of products, services and information in the workers' compensation market. A number of competitors have substantial financial resources and experience in workers' compensation and could expand their present services to compete with the Company. In addition, payors of workers' compensation benefits could decide to devote resources to performing the services that the Company provides.

EMPLOYEES

     At July 31, 1994, the Company had approximately 900 employees, of which approximately 400 were nurses, pharmacists and other skilled medical technicians. None of the Company's employees are covered by a collective bargaining agreement. The Company's relations with employees have been generally satisfactory, and it has not experienced any work stoppages attributable to labor disputes.

ITEM 2.  PROPERTIES

     The Company is primarily a service company, so it does not have any materially important physical properties, aside from leased office facilities. The Company leases two office buildings at 3611 and 3625 Queen Palm Drive in Tampa, Florida, that serve as its principal offices and contain 100,000 square feet and 73,000 square feet, respectively. The leases on these facilities expire in 2003 and 2006, respectively. The Company's wholly owned subsidiary, MedView Services, Incorporated, leases a 22,000 square-foot office building in the Detroit, Michigan, area pursuant to a lease that expires in 1996. MedView and another wholly owned subsidiary, Resource Opportunities, Inc., lease a total of approximately 54,400 square feet of office space at 32 locations throughout the country pursuant to mostly short-term leases expiring within the next two years.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor any of its property is subject to any pending material legal proceedings, except for ordinary routine litigation incidental to the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     The Company's common stock is traded in the Nasdaq National Market System under the symbol PMSV. The table below sets forth the high and low bid prices of the Company's common stock, as reported in the Nasdaq National Market System, for each quarter during the past two fiscal years. Cash dividends were not paid on common shares during any of these periods, and the Company does not anticipate that dividends will be paid on common shares in the foreseeable future. The Company's revolving credit loan agreement with two banks requires the Company to maintain a tangible net worth, as defined, of at least $14.0 million at July 31, 1994 and $15.0 million at July 31, 1995. The Company's tangible net worth, as defined, was

$21.4 million at July 31, 1994. At July 31, 1994, the Company had approximately 300 record holders of its common stock.

                                                                     1994                      1993
                                                            -----------------------   -----------------------
                         FISCAL QUARTER                        HIGH         LOW          HIGH         LOW
        -------------------------------------------------   ----------   ----------   ----------   ----------
        First............................................   $ 9          $6 3/4       $9           $6 1/2
        Second...........................................     8 1/4       6            9 1/2        6 1/4
        Third............................................     9           6 1/4        8 3/4        4 3/4
        Fourth...........................................    10 1/2       6 1/2        7 1/2        5

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto.

                                                       FISCAL YEARS ENDED JULY 31,
                                        ----------------------------------------------------------
                                          1994         1993         1992        1991        1990
                                        --------     --------     --------     -------     -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS
Net revenues..........................  $113,149     $109,934     $106,116     $81,686     $55,681
Gross margin..........................    32,440       30,677       29,692      20,704      13,573
Operating income (loss)...............     7,137        5,566       (1,376)      3,209       3,340
Income (loss) before income taxes.....     6,582        4,846       (2,771)      2,976       2,929
Net income (loss).....................  $  4,256     $  2,782     $ (2,011)    $ 1,893     $ 1,969
Per common share:
  Net income (loss)...................  $   0.47     $   0.30     $  (0.25)    $  0.21     $  0.27
  Cash dividends......................        --           --           --          --          --
Weighted average number of common
  shares outstanding..................     8,721        8,692        8,725       8,795       7,161

                                                                 JULY 31,
                                        ----------------------------------------------------------
                                          1994         1993         1992        1991        1990
                                        --------     --------     --------     -------     -------
                                                              (IN THOUSANDS)
FINANCIAL CONDITION
Total assets..........................   $53,962      $59,700      $61,305     $59,258     $32,672
Trade receivables, net................    20,690       18,274       20,810      20,506      11,409
Inventories...........................     3,487        5,118        7,766      12,163      10,177
Working capital.......................    16,747       12,969       21,554      23,986      26,661
Current maturities of long-term
  debt................................       789        4,258        3,344       1,374          --
Long-term debt........................     5,793       11,695       18,246      15,645          --
Redeemable convertible preferred
  stock...............................     1,200        1,200        1,200       1,200          --
Shareholders' equity..................    37,091       32,480       29,966      32,301      28,802

- ---------------

NOTE: Net revenues for fiscal years 1993, 1992, and 1991 were favorably affected by revenues from Technical Medical Devices, Inc., a subsidiary that was sold on November 15, 1992. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 11 and 14 of the Notes to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

     The Company's management has continued its efforts to improve operations by:

        (1) decentralizing operating management, while maintaining centralized executive and financial controls;

        (2) maintaining effective controls over the Company's variable expenses, trade receivables and inventories; and

        (3) concentrating on providing professional managed solutions for workers' compensation payors and claimants.

The operating efficiencies and improved cash flow achieved by these actions have permitted the Company to concentrate on increasing its market share for its home delivery service, its preferred provided organization (PPO), its case management and its related ancillary services, while developing its on-line retail prescription drug card and its first notice of injury reporting service.

     The following table presents the ratios of certain financial items to net revenues for each of the last three fiscal years:

                                                                  1994      1993      1992
                                                                  -----     -----     -----
    Net revenues................................................  100.0%    100.0%    100.0%
    Cost of revenues............................................   71.4      72.1      72.0
                                                                  -----     -----     -----
    Gross margin................................................   28.6      27.9      28.0
    Costs and expenses:
      Selling, general and administrative.......................   19.3      20.1      20.5
      Depreciation and amortization.............................    3.0       2.7       2.1
      Restructuring charges.....................................     --        --       6.7
                                                                  -----     -----     -----
    Operating income (loss).....................................    6.3       5.1      (1.3)
    Other income (expense):
      Interest expense, net.....................................   (0.5)     (1.0)     (1.3)
      Gain on sale of TMD.......................................     --       0.9        --
      Write-off of goodwill.....................................     --      (0.6)       --
                                                                  -----     -----     -----
    Income (loss) before income taxes...........................    5.8       4.4      (2.6)
    Provision (benefit) for income taxes........................    2.0       1.9      (0.7)
                                                                  -----     -----     -----
    Net income (loss)...........................................    3.8%      2.5%     (1.9)%
                                                                  =====     =====     =====

                             RESULTS OF OPERATIONS

NET REVENUES

     Net revenues for fiscal year 1994 increased slightly to approximately $113.1 million, compared to approximately $109.9 million for fiscal year 1993. Substantially all of this increase was attributable to increased volumes from the PPO and case management services, resulting primarily from more customers and greater market penetration. The pricing for PPO and case management services changed only slightly during the comparative fiscal years. The net revenues of the home delivery service remained relatively constant from fiscal year 1993 to fiscal year 1994 because of a significant increase in the percentage of generic drug prescriptions dispensed. The percentage of generic drug prescriptions dispensed relative to all drug prescriptions dispensed is expected to continue to increase during the next two years. This trend is likely to slow revenue growth, but should not have a material effect on the Company's operating income from the sale of prescription drugs. Although generic prescription drugs sell at lower prices than brand-name prescription drugs, the gross margins for generic prescription drugs are substantially higher than they are for brand-name prescription drugs.

     Net revenues for fiscal year 1993 increased slightly to approximately $109.9 million, compared to approximately $106.1 million for fiscal year 1992. Net revenues for fiscal years 1993 and 1992 included $2.8 million and $10.3 million, respectively, of revenues from Technical Medical Devices, Inc. ("TMD"), a former subsidiary that was sold to Staodyn, Inc. on November 15, 1992. Excluding the TMD revenue, approximately 75% of the increase in revenues in fiscal year 1993 was attributable to increased volumes of business from payors and claimants in the home delivery service, while approximately 25% of the increase represents increased volumes of business from the PPO and case management services, resulting from more customers and greater market penetration.

COST OF REVENUES

     Cost of revenues as a percentage of net revenues decreased to 71.4% in fiscal year 1994, compared to 72.1% in fiscal year 1993. The reduction is attributed to a greater percentage of generic drugs being dispensed through the home delivery service and the increased volume in the Company's PPO and case management services.

     Cost of revenues as a percentage of net revenues was relatively constant for fiscal years 1993 and 1992. A slight increase in the cost of revenues as a percentage of revenues in the home delivery service was partially offset by lower cost of revenues in the PPO and case management services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses as a percentage of net revenues declined in each of the past two fiscal years and were 19.3%, 20.1% and 20.5% for fiscal years 1994, 1993 and 1992, respectively. The decrease in fiscal year 1994 was primarily attributable to increased volumes in the PPO and case management services and to selling and operational efficiencies in the other services as a result of improved management controls and systems. The improvement in fiscal year 1993 was primarily attributable to selling and operational efficiencies attained by the home delivery service as a result of improved management controls and systems.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization was approximately $3,427,000, $2,967,000 and $2,169,000 for fiscal years 1994, 1993 and 1992, respectively. The year-to-year increases in depreciation and amortization are attributable to capital expenditures for computer equipment and software.

RESTRUCTURING CHARGES

     During the fourth quarter of fiscal year 1992, the Company recorded pre-tax restructuring charges of approximately $7,097,000 ($4,400,000 after-tax or $.50 per common share) primarily related to the revaluation of certain assets of TMD to their estimated liquidation value in anticipation of the liquidation or sale of TMD and, to a minor extent, charges associated with changes in senior management, increased allowances for warranty claims on software installation and write-offs of certain software development costs.

INTEREST EXPENSE

     Net interest expense amounted to $580,000, $1,034,000 and $1,363,000 for fiscal years 1994, 1993 and 1992, respectively. The Company reduced its interest expense in fiscal year 1994, compared to fiscal year 1993, as a result of an $8.5 million reduction in bank borrowings. The Company reduced its interest expense in fiscal year 1993, compared to fiscal year 1992, as a result of both repayment of bank borrowings ($6.5 million) and a reduction of approximately 0.75% in the average interest rate of the Company's bank borrowings.

GAIN ON SALE OF TMD

     During fiscal year 1993, the Company recognized a non-recurring gain of $950,000 on the sale of TMD. This amount represents the value, net of transaction costs, assigned to the Staodyn common stock that the Company received as part of the consideration in the sale of TMD. The Company also received $500,000 cash and a $2,700,000 note receivable from Staodyn, which approximated the liquidation value of the tangible assets of TMD sold to Staodyn. Additional gains or losses from the sale of TMD could be recognized depending on the realizable value of the Staodyn, Inc. common stock received by the Company in the transaction, which were recorded at a discount of $2.20 per share to their then current market value of $5.00 per share to reflect the illiquidity resulting from the volatility of the trading price of the stock and restrictions on resale imposed by state and federal securities laws and PMSI's agreements with Staodyn. (See Note 11 of Notes to Consolidated Financial Statements).

WRITE-OFF OF GOODWILL

     During fiscal year 1993, the Company wrote off approximately $620,000 of goodwill, which had been allocated to the 1991 acquisition of the bill auditing business of Insurance Software Packages, Inc. ("ISP"). The Company's preferred provider organization (the "PPO"), which was acquired in May 1991, also had a bill auditing business and, when the bill auditing business of ISP was integrated with the bill auditing business of the PPO in November 1992, the Company determined that it was no longer appropriate to have this goodwill allocated to the bill auditing business of ISP reflected in its records. The Company monthly evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from the projected nondiscounted cash flows of each business unit. If the projected nondiscounted cash flows for a particular business unit indicates that the value of the related goodwill or other intangible assets might not be recoverable over the expected amortization period, then the carrying value of the related goodwill or other intangible assets and/or the amortization period are adjusted accordingly. Other than the $620,000 write-off of goodwill in fiscal year 1993, no other impairment of goodwill or reduction of the amortization period has been determined to be appropriate.

PROVISION (BENEFIT) FOR INCOME TAXES

     The combined effective federal and state income tax rate of the Company for fiscal year 1994 was 35.3%, compared to a 42.6% effective rate for fiscal year 1993 and a 27.4% tax benefit for losses incurred in fiscal year 1992. The effective rate for fiscal year 1994 is approximately 2.5% lower than would be expected primarily due to the impact of research and development tax credits of approximately $380,000. The effective rate in fiscal year 1993 was approximately 5% higher than would normally be expected because of the write-off of goodwill mentioned above, which is not deductible for income tax purposes.

INFLATION

     The Company has not experienced significant increases in either the cost of products or operating expenses due to inflation. Inflation is not expected to adversely affect the Company in the future, unless it increases significantly.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company had $16,747,000 of working capital at July 31, 1994, compared with $12,969,000 and $21,554,000 at the end of fiscal years 1993 and 1992, respectively. The increase in working capital in fiscal year 1994 was primarily attributable to a reduction of the current maturities of long-term debt from the Company's positive cash flow from operating activities. The working capital decrease in fiscal year 1993, compared to fiscal year 1992, stemmed from a reduction in current assets (primarily trade receivables and inventories) of approximately $6 million in fiscal year 1993 and an increase in current liabilities of approximately $3 million (primarily trade accounts payable and the current portion of long-term debt). The cash flow resulting from this reduction in working capital was used to reduce long-term debt during fiscal year 1993 by $6.5 million.

Management believes that the Company's working capital is sufficient to maintain its current level of operations and its projected levels of operations over the next 12 to 18 months.

     The Company had positive cash flow from operating activities of $8,627,000 for fiscal year 1994 compared to $11,796,000 for fiscal year 1993 and $904,000 for fiscal year 1992. Increases in trade receivables of approximately $2,400,000 and reductions in accounts payable of approximately $815,000 accounted for the major portion of the difference between fiscal years 1994 and 1993. In fiscal year 1993, improvement in cash flow from operating activities resulted primarily from improved control of trade receivables and inventories, from collection of trade receivables of TMD that were retained in connection with its sale and from tax refunds related to the restructuring charges in fiscal year 1992.

     Net trade receivables at year end were $20,690,000, $18,274,000 and $20,810,000 for fiscal years 1994, 1993 and 1992, respectively. The increase in trade receivables in fiscal year 1994 is attributable to increased use of the on-line retail prescription drug card and increased PPO revenues. The PPO historically has more days of sales outstanding in trade receivables than the Company's other businesses. The number of days of revenues in trade receivables was 57.8 at July 31, 1994, compared to 55.9 at July 31, 1993 and 63.4 at July 31, 1992. The decrease in fiscal year 1993 is primarily attributable to the sale of TMD and the collection of approximately $2,500,000 of TMD receivables retained by the Company.

     Inventories at year end were $3,487,000, $5,118,000 and $7,766,000 for fiscal years 1994, 1993 and 1992, respectively. The decrease in fiscal year 1994 was primarily due to improved inventory turnover and the increase in the generic drug mix in the home delivery of prescription drugs. The decrease in fiscal year 1993 was primarily attributable to the sale of TMD, which included approximately $2,700,000 of inventories.

     The Company has revolving lines of credit with two banks that allow it to borrow up to $15 million at variable rates that currently approximate the banks' prime rates. The amount available for borrowing at July 31, 1994 was approximately $10.4 million. The Company believes that its cash flow from operating activities (in excess of $8 million in each of the last two fiscal years), together with the funds available under its credit facility (approximately $10.4 million at July 31, 1994), will be sufficient to satisfy the Company's anticipated capital requirements for the next 12 to 18 months. The Company's $15 million revolving credit lines expire on November 30, 1997.

     The Company anticipates that capital expenditures for fiscal year 1995, primarily for computer equipment and software, will be approximately $3.5 million and that its capital expenditures requirements for the next several years will grow no faster than the rate of growth of the Company's revenue. The Company believes that it will be able to generate sufficient funds internally to meet its short-term capital expenditure requirements.

     Healthcare reform is a major national priority, but the impact of reform on the Company is not presently determinable. None of the pending healthcare reform bills would directly affect workers' compensation.

     The Company's future liquidity will continue to be dependent on its operating cash flow and management of trade receivables and inventories.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information required by this item are included at the end of this report and described under Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors of the Company are as follows:

     Cecil S. Harrell (age 60) is the founder of the Company and has been its Chief Executive Officer since the Company's inception in 1972 and Chairman of the Board since December 1991. Before founding the Company, Mr. Harrell served as President of several retail and institutional pharmacies and was a sales representative for Eli Lilly & Company. Mr. Harrell is a registered pharmacist and currently serves on the Board of Directors of the American Managed Care Pharmacy Association. Mr. Harrell has been a director of the Company since 1972.

     Bertram T. Martin, Jr. (age 44) was elected President and Chief Operating Officer of the Company in June 1993. From 1985 until June 1993, he was a Vice President, director, and shareholder of Tunstall Consulting, Inc., a corporate financial consulting business. Mr. Martin has been a director of the Company since 1989 and is a member of the Compensation Committee.

     David N. Campbell (age 65) is a business consultant. From 1973 until his retirement in 1989, Mr. Campbell was employed in various executive capacities with TECO Energy, Inc. and its subsidiary Tampa Electric Company, serving most recently as Senior Vice President/Staff Services for TECO Energy, Inc. Mr. Campbell has been a director of the Company since 1991, is the Chairman of the Compensation Committee, and is a member of the Audit Committee.

     Peter T. Pruitt (age 61) has been an Executive Vice President of Willis Corroon Corporation since November 1993, and previously served as President and Chief Operating Officer of Frank B. Hall & Co., Inc. from 1985 until April 1993. Mr. Pruitt became a director of the Company in 1994.

     W. Seymour Holt (age 65) was a Vice President of health care accounts and administration for Eli Lilly and Company from 1990 until 1993. He previously served as Vice President and General Manager of Dista Products, a marketing division of Eli Lilly and Company, from the division's inception in 1972. He was associated with Eli Lilly and Company for 35 years, serving in various management and marketing positions. Mr. Holt became a director of the Company in 1993 and is the Chairman of the Audit Committee.

     The directors are elected to serve until the next Annual Meeting of the Company's shareholders or until their successors are duly elected and qualified.

     The executive officers of the Company are as follows:

           NAME             AGE                           OFFICE
- --------------------------  ---   ------------------------------------------------------
Cecil S. Harrell..........  60    Chairman of the Board and Chief Executive Officer

Bertram T. Martin, Jr.....  44    President and Chief Operating Officer

David L. Redmond..........  43    Secretary, Treasurer, Senior Vice President and
                                    Chief Financial Officer

Debra Cerre-Ruedisili.....  39    Senior Vice President and Chief Operating Officer,
                                    MedView Services, Incorporated (wholly owned
                                    subsidiary)

Michael W. Clark..........  38    President, Prescription Management Services, Inc.
                                    (wholly owned subsidiary)

Alice T. Hall.............  56    President, Resource Opportunities, Inc. (wholly owned
                                    subsidiary)

Michael J. Leep...........  34    Vice President of Operations, Resource Opportunities,
                                    Inc.

           NAME             AGE                           OFFICE
- --------------------------  ---   ------------------------------------------------------
Robert H. Marks...........  44    President, MedView Services, Incorporated

Michael R. Webb...........  50    Vice President -- Sales, Prescription Management
                                    Services, Inc.

     All the executive officers of the Company serve at the pleasure of its Board of Directors. Background information is provided below regarding the executive officers who are not directors of the Company.

BACKGROUND OF EXECUTIVE OFFICERS

     Debra Cerre-Ruedisili has been Senior Vice President and Chief Operating Officer of MedView Services, Incorporated ("MedView") since 1991. She has been employed by MedView in various management capacities since 1987.

     Michael W. Clark became President of Prescription Management Services, Inc. in 1992. He served as the Company's Vice President of Operations from 1988 to 1992.

     Alice T. Hall is the founder and President of Resource Opportunities, Inc. She has been an executive officer of that company since 1977.

     Michael J. Leep has been the Vice President of Operations for Resource Opportunities, Inc. since July, 1990. He has been employed by that company in various capacities since 1988.

     Robert H. Marks was elected President of MedView in 1991, after serving as a Vice President since 1989. He was President of Med-Save, Inc., the nation's largest independent practice association, from 1987 to 1989.

     David L. Redmond has been Treasurer, Senior Vice President and Chief Financial Officer of the Company since 1991. He became Secretary of the Company in 1992. He was a director and Chief Financial Officer of Bicoastal Corporation (formerly known as The Singer Company) from 1989 to 1991 and served temporarily as President of that corporation from 1990 to 1991. Bicoastal Corporation filed for Chapter 11 bankruptcy protection in 1989. Its plan of reorganization has been confirmed, and all its creditors have been paid 100% of their claims. Mr. Redmond was a partner of KPMG Peat Marwick, an international independent accounting firm, from 1983 to 1988.

     Michael R. Webb joined the Company as Vice President of Sales for Prescription Management Services, Inc. in October 1992. He previously was employed as Vice President of Sales and Marketing for Prescription Health Services, Inc. from 1989 to 1992 and as Director of Marketing/Prescription Services Division for Baxter International during 1988 and 1989. Mr. Webb is a registered pharmacist.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

     To the Company's knowledge, based solely on its review of copies of the reports furnished to it and written representations by its directors and officers that no other reports were required, all directors and executive officers and beneficial owners of more than 10% of its common stock filed with the Securities and Exchange Commission ("SEC") on a timely basis during fiscal year 1994 all required statements of beneficial ownership and changes in ownership of Company Common Stock, except as described below in this paragraph.
W. Seymour Holt failed to timely file a statement of change of beneficial ownership with respect to a single purchase transaction. Peter T. Pruitt became a director of the Company during fiscal year 1994 and failed to timely file an initial statement of beneficial ownership. Additionally, David L. Redmond failed to timely report a single purchase transaction and incorrectly reported the wrong transaction date for the transactions that were timely reported. Additionally, Mr. Redmond failed to timely file five statements of changes of beneficial ownership with respect to a total of nine purchase transactions and three option grants.

ITEM 11.  EXECUTIVE COMPENSATION

ANNUAL COMPENSATION

     The following table presents information concerning the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company, for services in all capacities to the Company and its subsidiaries:

                           SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION                   LONG-TERM
                                            ------------------------------------------    COMPENSATION--
                                                                          OTHER ANNUAL   SHARES UNDERLYING
NAME AND PRINCIPAL POSITION                 YEAR   SALARY($)   BONUS($)   COMPENSATION     OPTION AWARDS
- ------------------------------------------  ----   ---------   --------   ------------   -----------------
Cecil S. Harrell..........................  1994    180,000    100,000       *                     --
  Chairman of the Board,                    1993    175,000    100,000       *                     --
  Chief Executive Officer,                  1992    160,000     80,000       *                     --
  and Director

Bertram T. Martin, Jr.**..................  1994    190,000    100,000       *                     --
  President, Chief Operating                1993     18,000     35,000       *                185,000
  Officer, and Director                     1992         --         --       *                     --

David L. Redmond..........................  1994    150,000     60,000      --                     --
  Senior Vice President and                 1993    100,000     50,000       *                 63,000
  Chief Financial Officer                   1992     90,000     25,000       *                 37,000

Robert H. Marks...........................  1994    113,300     50,000       *                  5,000
  President, MedView                        1993    100,000     50,000       *                 15,000
  Services, Incorporated                    1992     80,500         --       *                 10,000

Debra Cerre-Ruedisili.....................  1994    112,000     50,000       *                  5,000
  Senior Vice President                     1993    100,000     50,000       *                 15,000
  and Chief Operating Officer,              1992     80,750         --       *                 10,000
  MedView Services, Incorporated

- ---------------
 * Except for Mr. Marks, the compensation consists only of executive perquisites and other personal benefits that in the aggregate are less than 10% of total salary and bonus. The compensation for Mr. Marks also includes noncompete payments of $2,500 per month for the period May 20, 1991, to May 20, 1994, pursuant to the acquisition of MedView, Incorporated by the Company.

** Mr. Martin became President and Chief Operating Officer of the Company on
   June 21, 1993.

COMPENSATION AGREEMENTS

     The Company has employment agreements with all the executive officers listed in the Summary Compensation Table. All the employment agreements are for a term of one year ending on July 31, 1995, are renewable annually, provide for annual salary, incentive bonus compensation, fringe benefits and indemnification, and include a covenant not to compete and other restrictions on post-employment activities intended to protect the Company's business interests. The salaries and bonuses are based on the recommendation of the Compensation Committee to the Company's Board of Directors and are as follows for fiscal year 1995:

                               NAME                          SALARY      MAXIMUM BONUS
        --------------------------------------------------  --------     -------------
        Cecil S. Harrell..................................  $180,000       $ 100,000
        Bertram T. Martin, Jr.............................   200,000         115,000
        David L. Redmond..................................   170,000          70,000
        Robert H. Marks...................................   118,300          70,000
        Debra Cerre-Ruedisili.............................   117,000          70,000

The incentive compensation of the Chief Executive Officer and Chief Financial Officer are contingent on the Company earning targeted amounts of annual net income. The incentive compensation of the other executive officers is contingent on each individual's achievement of specified financial goals for his or her business unit, including goals relating to revenues, cash flow, and net income. The employment agreement of the Chief Operating Officer provides for severance compensation equal to the salary due to that officer for the balance of the contract year, plus a noncompete payment equal to $405,000 (payable in quarterly installments over 12 months) for termination without cause and is coupled with a Severance Agreement that provides a severance compensation benefit of approximately two times his total compensation (payable in a lump sum). The employment agreements of the other three executive officers (but not the Chief Executive Officer) provide for severance compensation equal to one year's salary for a termination of employment without cause and are coupled with a Severance Agreement that provides a severance compensation benefit equal to two years of total compensation for an involuntary or constructive termination of employment following a "Change in Control." The Severance Agreements define a "Change in Control" to include (subject to certain exceptions not stated here) any of the following: (a) the shareholders of the Company approve (i) the liquidation of all or substantially all the consolidated assets of the Company and its subsidiaries, (ii) a sale, lease, exchange, or other transfer of all or substantially all the consolidated assets of the Company and its subsidiaries, or (iii) a merger, consolidation, reorganization, tender offer, exchange offer, or share exchange in which the Company is not the surviving corporation or becomes a majority-owned subsidiary; or (b) the occurrence of any event, transaction, or arrangement that results in any person or group becoming a beneficial owner of (i) a majority of the outstanding equity securities of the Company or any subsidiary that contributed more than 50% of the Company's consolidated revenues for its fiscal year, (ii) securities of the Company representing 30% or more of the combined voting power of all the outstanding securities of the Company that are entitled to vote generally in the election of directors, or (iii) with respect to any subsidiary that contributed more than 50% of the Company's consolidated revenues for its last fiscal year, securities of that subsidiary representing a majority of the combined voting power of all the outstanding securities of that subsidiary that are entitled to vote generally in the election of its directors, unless in each case the beneficial owner is the Company, a subsidiary, an employee benefit plan sponsored by the Company, a person or group who is a record or beneficial owner of 30% or more of the Company's outstanding common stock on the effective date of the Severance Agreement or a person who becomes a beneficial owner of 30% or more of the Company's outstanding common stock on the effective date of the Severance Agreement solely by becoming a trustee of an inter vivos trust created by a person who is the record or beneficial owner of 30% or more of the Company's outstanding common stock on the effective date of the Severance Agreement. The Severance Agreement expires automatically, without further obligation, on the earlier of (A) the second anniversary of the date of a Change in Control or (B) if occurring before a Change in Control, when the executive officer attains age 62 or ceases for any reason to be employed by the Company. In addition, the Company unilaterally may terminate the Severance Agreement without any obligation to the executive officer upon the occurrence of certain events specified in the Severance Agreement.

RETIREMENT PLAN

     All of the executive officers are eligible to participate in the PMSI Profit Sharing and Retirement Savings Plan, which is available to all employees who have completed one year of service and are at least 21 years of age. Employees may contribute at least 1%, but not more than 15%, of their compensation. Company matching contributions are made at the discretion of the Board of Directors, and may be made in either cash or common stock of the Company. The Company did not make any matching contributions in fiscal years 1993 or 1992. Effective February 1, 1994, the Company began contributing an amount equal to 25% of each employee's contribution, up to 4% of each employee's pay.

DIRECTOR COMPENSATION

     During fiscal year 1994, directors of the Company who were not officers or employees were paid an annual retainer of $15,000, paid in equal quarterly installments. The directors of the Company were not paid any additional fees for service on committees of the Board of Directors. Additionally, on December 2, 1993, the Board of Directors adopted a Deferred Compensation Plan for Non-Employees, which permits outside directors to defer all or a portion of their director compensation. The deferred compensation is accounted for in "units" that track the value of the Company's Common Stock. Additional units will be credited to each participant's account each time the Company declares a cash or stock dividend on the Common Stock to reflect the amount of the dividend the participant would have received if he had owned an equivalent amount of shares of Common Stock. The deferred compensation is payable only in cash in either a lump sum or in installments (with interest) upon the occurrence of certain events (including death, disability, attainment of age 70, and certain other fixed dates).

STOCK OPTION PLAN

     The Company has a stock option plan (the "Option Plan") under which it may grant options to purchase up to 800,000 shares of Common Stock at an exercise price of not less than the fair market value of the Common Stock on the date of grant. Options to purchase a total of 535,150 shares of Common Stock were outstanding under the Option Plan as of November 25, 1994. Subject to limitations contained in the Option Plan, a committee of the Board of Directors administers the Option Plan and has the exclusive, discretionary power to determine the participants and the number and nature of the stock options granted under the plan. This administrative committee may designate the options granted under the Option Plan as either "nonstatutory stock options" or "incentive stock options" that qualify for favorable federal income tax treatment.

     Stock options granted under the Option Plan are not transferable, generally vest and become exercisable at a rate of 20% per year over a five-year period, and expire not later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. If a "change in control" (as defined in the Option Plan) occurs, all outstanding options become immediately exercisable.

     The table below provides information regarding stock options that were granted during fiscal year 1994 to the executive officers listed in the Summary Compensation Table. The table also shows hypothetical values of the granted options at the end of the option terms (ten years), assuming that the price of the Company's Common Stock appreciates annually at the compounded rates of 5% and 10%, using the exercise price of each option as the beginning price. The real value of the options in this table depends on the actual appreciation of the value of the Company's Common Stock. No assurance exists that the price of the Company's Common Stock will appreciate at the rates assumed in the table.

                       OPTION GRANTS IN FISCAL YEAR 1994

                                                                                                  POTENTIAL
                                                                                               REALIZABLE VALUE
                                                                                                  AT ASSUMED
                                                                                                 ANNUAL RATES
                                   NUMBER OF     PERCENT OF                                     OF STOCK PRICE
                                   SECURITIES   TOTAL OPTIONS                                    APPRECIATION
                                   UNDERLYING    GRANTED TO                                    FOR OPTION TERM
                                    OPTIONS     EMPLOYEES IN      EXERCISE     EXPIRATION     ------------------
              NAME                  GRANTED*     FISCAL YEAR    PRICE($/SH)       DATE         5%($)     10%($)
- ---------------------------------  ----------   -------------   ------------   ----------     -------    -------
Cecil S. Harrell.................        --            --             --              --           --         --
Bertram T. Martin, Jr............        --            --             --              --           --         --
David L. Redmond.................        --            --             --              --           --         --
Robert H. Marks..................     5,000          20.0           6.75        03/02/04       21,250     53,800
Debra Cerre-Ruedisili............     5,000          20.0           6.75        03/02/04       21,250     53,800

- ---------------
* All the options were granted at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant and are exercisable ratably over a five-year period, beginning one year after the date of grant.

     The following table presents information regarding the aggregate stock options held at the end of fiscal year 1994 by the executive officers of the Company who are listed in the Summary Compensation Table, none of whom exercised any stock options during fiscal year 1994.

                AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1994
                       AND FISCAL YEAR-END OPTION VALUES

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                             OPTIONS AT FISCAL           IN-THE-MONEY OPTIONS
                                 SHARES                         YEAR-END(#)              AT FISCAL YEAR-END($)
                                ACQUIRED      VALUE     ---------------------------   ---------------------------
            NAME               ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- -----------------------------  -----------   --------   -----------   -------------   -----------   -------------
Cecil S. Harrell.............       --           --            --             --             --             --
Bertram T. Martin, Jr........       --           --        47,600        151,400        142,200        477,800
David L. Redmond.............       --           --        27,800         72,200         38,950        153,550
Robert H. Marks..............       --           --        10,000         20,000         15,000         37,500
Debra Cerre-Ruedisili........       --           --        10,000         20,000         15,000         37,500

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     David N. Campbell and Bertram T. Martin, Jr. served as the Compensation Committee of the Board of Directors during fiscal year 1994. Mr. Martin became the Company's President and Chief Operating Officer on June 21, 1993. Mr. Martin did not participate in the deliberations of the Board of Directors concerning his compensation arrangement and does not participate in the deliberations of the Board of Directors concerning his annual salary and bonus adjustments. The report of the Compensation Committee follows.

COMPENSATION COMMITTEE REPORT

     As members of the Compensation Committee, we review and recommend to the Board of Directors for approval the compensation and fringe benefits for the Company's senior officers, consisting of approximately 15 persons. We evaluate the performance of senior management, including the Chief Executive Officer, and administer the Company's compensation program for senior officers.

COMPENSATION PHILOSOPHY

     The Company's compensation philosophy for executive officers conforms to its compensation philosophy for all employees generally. The Company's compensation is designed to:

     - Provide compensation comparable to that offered by companies with similar businesses, allowing the Company to successfully attract and retain the employees necessary to its long-term success;

     - Provide compensation that rewards individual achievement and differentiates among employees based upon individual performance;

     - Provide incentive compensation that varies according to both the Company's success in achieving its performance goals and the employee's contribution to that success; and

     - Provide an appropriate linkage between employee compensation and the creation of shareholder value through awards that are tied to the Company's financial performance and by facilitating employee stock ownership.

In furtherance of these goals, the compensation of the Company's executive officers comprises salary, annual cash bonuses, long-term incentive compensation in the form of stock options, and various fringe benefits, including medical benefits and a 401(k) savings plan.

SALARIES

     The Compensation Committee reviewed the salaries of all the executive officers of the Company for fiscal year 1994. The Compensation Committee made salary decisions concerning the executive officers based on a variety of considerations in conformance with the compensation philosophy stated above. First, salaries were competitively set relative to both other companies in the health care industry and other comparable companies. Second, the Compensation Committee considered each executive officer's level of responsibility and individual performance, including an assessment of the person's overall value to the Company. Third, internal equity among employees was factored into the decision. Finally, the Compensation Committee considered the Company's financial performance and its ability to absorb any increases in salaries.

BONUSES

     Each executive officer is eligible to receive an annual cash bonus that is generally paid pursuant to an incentive compensation formula established at the beginning of a fiscal year in connection with the preparation of the Company's operating budget for the year. A target bonus (expressed as a percentage of salary) is established for each executive officer and consists of discretionary and nondiscretionary components that are tied primarily to targeted levels of Company financial performance for the fiscal year in relation to the Company's operating budget, as well as any individual achievements by the executive in his or her area of responsibility. In formulating recommendations to the Board of Directors with respect to cash bonus awards, the Compensation Committee evaluates each executive officer's role and responsibility in the Company and other factors that the committee deems relevant to motivate each executive officer to achieve strategic performance goals.

STOCK OPTIONS

     The Company has a stock option plan that is designed to align the interests of the shareholders and the Company's executive officers in the enhancement of stockholder value. Stock options are granted under the plan by an administrative committee comprising disinterested members of the Board of Directors. The Chief Executive Officer, who also is the founder and principal shareholder of the Company, does not participate in the Company's stock option plan. In general, stock options are granted on an annual basis if warranted by the Company's growth and profitability. All stock options are granted at an exercise price not lower than the fair market value of the Company's Common Stock on the date of grant. In formulating its recommendations to the administrative committee for the stock option plan, the Compensation Committee evaluates the Company's overall financial performance for the year, the desirability of long-term service from an executive officer, and the number of stock options held by other executives in the Company who have the same, more, or less responsibility. To encourage long-term performance, the stock options granted in fiscal years 1993 and 1994 vest ratably over a five-year period and expire ten years after the date of grant.

     In addition, a substantial portion of the stock options granted in fiscal year 1993 to the Company's President and Chief Operating Officer and to its Chief Financial Officer are restricted stock options that vest and become exercisable only if the Company achieves specified amounts of annual and cumulative earnings per share for each of five fiscal years or the Company's Common Stock attains certain targeted prices. The terms of these restricted stock options are identical so the officers will have parallel incentives.

CHIEF EXECUTIVE OFFICER COMPENSATION

     The total compensation of the Chief Executive Officer for fiscal year 1994 was based on his duties and responsibilities and determined after a review of the total compensation paid to chief executive officers of comparable companies, both in and outside the health care industry. His salary was set to account for slightly less than two-thirds of his maximum potential compensation for the year. The Chief Executive Officer's cash bonus for fiscal year 1994 was contingent and based entirely on a formula tied to the Company's net income for the year. The Company achieved 110% of the Chief Executive Officer's net income target for fiscal year 1994.

                                          COMPENSATION COMMITTEE

                                          David N. Campbell, Chairman
                                          Bertram T. Martin, Jr.

                               PERFORMANCE GRAPH

     The following graph shows a comparison of the four-year cumulative total return for the Company's Common Stock, the Nasdaq Stock Market (U.S.) Index, and the Nasdaq Health Services Stocks Index, assuming an investment of $100 on August 1, 1990, the beginning of the first fiscal year following the Company's initial public offering. The cumulative return of the Company was computed by dividing the difference between the price of the Company's Common Stock at the end and the beginning of the measurement period (August 1, 1990, to July 31, 1994) by the price of the Company's Common Stock at the beginning of the measurement period.

                                   (GRAPH)

                                   Pharmacy                         Nasdaq
                                  Management     Nasdaq Stock       Health
      Measurement Period           Services,     Market (U.S.)     Services
    (Fiscal Year Covered)            Inc.            Index       Stocks Index
8/1/90                                  100.00          100.00          100.00
7/31/91                                  72.22          118.07          170.28
7/31/92                                  57.41          138.61          200.28
7/31/93                                  51.85          168.56          224.66
7/31/94                                  81.25          172.49          250.66

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below shows as of November 25, 1994, the number of shares of the Company's Common Stock beneficially owned by each director, by the Chief Executive Officer, and by the other four most highly compensated executive officers of the Company, by all directors and executive officers of the Company as a group, and by each person who is known by the Company to beneficially own more than 5% of the outstanding Common Stock:

                                                                  SHARES              PERCENT OF
                   BENEFICIAL OWNER(2)(3)                  BENEFICIALLY OWNED(1)     CLASS(1)(3)
    -----------------------------------------------------  ---------------------     ------------
    David N. Campbell....................................            3,500(4)               *
    Debra Cerre-Ruedisili................................           11,000(5)               *
    Charles H. Guy, Jr...................................          650,100                7.3%
    Cecil S. Harrell.....................................        3,775,863(6)            42.5%
    James N. Harrell.....................................          770,050                8.7%
    W. Seymour Holt......................................           25,600                  *
    Robert H. Marks......................................           10,000(7)               *
    Bertram T. Martin, Jr................................        3,823,553(6)            43.0%
    Peter T. Pruitt......................................              100                  *
    David L. Redmond.....................................           43,900(8)               *
    Wellington Management Company........................          664,100                7.5%
    All directors and executive officers
      as a group (12 persons)............................        3,996,963(9)            45.0%

- ---------------
NOTES:

(1) Except as discussed below, information regarding beneficial ownership was furnished by the persons named in the table and is as of November 25, 1994. The information for Wellington Management Company is as of December 31, 1993, and was derived from the Schedule 13G filed by it with the SEC. Except as otherwise indicated below, each person reported in the table as a beneficial owner of shares has sole voting and investment power over the shares owned of record by him and only shared voting and investment power over shares owned of record by, or jointly with, another person. Beneficial ownership percentages of less than 1% are indicated by an asterisk.

(2) The business address for Cecil S. Harrell and Bertram T. Martin, Jr. is 3611 Queen Palm Drive, Tampa, Florida 33619. The business address for Charles H. Guy, Jr. is 205 South Hoover, Tampa, Florida 33609, and the mailing address for James N. Harrell is 15451 Plantation Oaks, No. 13, Tampa, Florida 33647. The business address for Wellington Management Company is 75 State Street, Boston, Massachusetts 02109.

(3) Two of the five beneficial owners of more than 5% of the outstanding Common Stock are directors of the Company. James N. Harrell is the brother of Cecil
    S. Harrell.

(4) Includes 3,000 shares issuable upon the exercise of stock options that are currently exercisable.

(5) Includes 10,000 shares issuable upon the exercise of stock options that are currently exercisable.

(6) Includes 3,774,953 shares owned of record by a revocable trust created by Cecil S. Harrell under which he and Bertram T. Martin, Jr. are co-trustees, so each of them is shown in the table as beneficially owning all the shares owned by the trust. In addition, Mr. Martin's beneficial ownership includes 47,600 shares issuable upon the exercise of stock options that are currently exercisable.

(7) Includes 10,000 shares that are issuable upon the exercise of stock options that are currently exercisable.

(8) Includes 27,800 shares that are issuable upon the exercise of stock options that are currently exercisable.

(9) Includes a total of 170,400 shares issuable upon the exercise of stock options that are currently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Some of the directors and executive officers of the Company were customers or suppliers of the Company, or directors, officers, or shareholders of corporations that were customers or suppliers of the Company, during fiscal year 1994 and engaged in transactions with the Company in the ordinary course of business that were subject to usual trade terms. In addition, since the beginning of the last fiscal year, the Company has periodically made advances to its Chief Executive Officer and a revocable trust created by him under which he is a co-trustee. The advances are repayable with interest at the prime rate. The maximum aggregate amount outstanding since the beginning of the Company's last fiscal year was $390,707, the amount outstanding as of July 31, 1994, was zero, and the amount outstanding as of September 30, 1994, was $200,844.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     The following consolidated financial statements and supplementary financial data of the Company are filed as part of this report:

                                                                                    PAGE
                                                                                    ----
    Consolidated Balance Sheets, July 31, 1994 and 1993...........................  F-3
    Consolidated Statements of Operations for fiscal years
      ended July 31, 1994, 1993 and 1992..........................................  F-4
    Consolidated Statements of Shareholders' Equity for
      the fiscal years ended July 31, 1994, 1993 and 1992.........................  F-5
    Consolidated Statements of Cash Flows for the fiscal years ended July 31, 1994, 1993 and 1992..........................................  F-6
    Notes to Consolidated Financial Statements....................................  F-7

FINANCIAL STATEMENT SCHEDULES

     The following additional information pertaining to the consolidated financial statements of the Company for fiscal years 1994, 1993 and 1992 is filed as part of this report:

                                                                                    PAGE
                                                                                    ----
    Report of Independent Accountants -- Fiscal
      years ended July 31, 1994, 1993 and 1992....................................  F-1
    Consent of Independent Accountants -- Fiscal
      years ended July 31, 1994, 1993 and 1992....................................  F-2

     All other schedules specified in the accounting regulations of the SEC have been omitted because they are either inapplicable or not required. Individual financial statements of the Company have been omitted because the Company is a holding company and all subsidiaries included in the consolidated financial statements filed with this report are wholly owned.

REPORTS ON FORM 8-K

     The Company did not file a Current Report on Form 8-K during the fourth quarter of fiscal year 1994.

EXHIBITS

     The following exhibits are filed as part of this report:

 2-1    Stock Purchase Agreement dated December 20, 1990, for the purchase of Resource
        Opportunities, Inc. common stock by a wholly owned subsidiary of the Company.
        (Incorporated by reference from Exhibit C(a) to the Company's Form 8-K filed on
        January 9, 1991, SEC File No. 0-18366)
 2-2    Stock Purchase Agreement dated March 25, 1991, for the purchase of Insurance Software
        Packages, Inc. common stock by a wholly owned subsidiary of the Company.
        (Incorporated by reference from Exhibit C(1) to the Company's Form 8-K filed on April
        1, 1991, SEC File No. 0-18366)
 2-3    Acquisition and Merger Agreement dated March 28, 1991, for the purchase of Nancy Sapp
        & Associates, Inc. common stock by a wholly owned subsidiary of the Company.
        (Incorporated by reference from Exhibit C(4) to the Company's Form 8-K filed on April
        1, 1991, SEC File No. 0-18366)
 2-4    Acquisition and Merger Agreement dated May 20, 1991, for the purchase of MedView,
        Incorporated common stock by a wholly owned subsidiary of the Company. (Incorporated by reference from Exhibit C(1) to the Company's Form 8-K filed on June 4, 1991, SEC
        File No. 0-18366)
 3-1    Articles of Incorporation of the Company, as amended to date.*
 3-2    By-laws of the Company. (Incorporated by reference from Exhibit 3-2 to the Company's
        Form 10-K filed on July 31, 1991, SEC File No. 0-18366)
 4-1    Credit Agreement dated May 26, 1994, between the Company and Barnett Bank of Tampa,
        N.A. and NationsBank of Florida, N.A. (Incorporated by reference from Exhibit 4-1 to the Company's Form 10-Q for the fiscal quarter ended April 30, 1994, SEC File No.
        0-18366)
10-1    1990 Incentive and Non-Statutory Stock Option Plan of the Company, as amended to date.**
10-2    Deferred Compensation Plan for Non-Employees effective December 2, 1993.
10-3    Asset Purchase Agreement dated November 6, 1992, between Staodyn, Inc. and Technical
        Medical Devices, Inc. (with exhibits, except as noted).*
10-4    Executive Liability and Defense Coverage Section of Executive Protection Policy
        effective October 1, 1993, issued by Federal Insurance Company and binder for renewal of coverage effective October 1, 1994.
10-5    Form of Indemnity Agreement between the Company and its directors.**
10-6    Form of Indemnity Agreement between the Company and its executive officers.**
10-7    Form of Severance Agreement between the Company and its executive officers.**
10-8    Restricted Stock Option Agreement dated June 11, 1993, between the Company and
        Bertram T. Martin, Jr.**
10-9    Restricted Stock Option Agreement dated June 11, 1993, between the Company and David
        L. Redmond.**
10-10   Employment Agreement between the Company and Cecil S. Harrell, as currently in effect.
10-11   Employment Agreement between the Company and Bertram T. Martin, Jr., as currently in effect.
10-12   Employment Agreement between the Company and David L. Redmond, as currently in effect.
10-13   Employment Agreement between Prescription Management Services, Inc. and Michael W.
        Clark, as currently in effect.
10-14   Employment Agreement between MedView Services, Incorporated and Robert H. Marks, as
        currently in effect.
10-15   Employment Agreement between MedView Services, Incorporated and Debra
        Cerre-Ruedisili, as currently in effect.

10-16   Employment Agreement between Resource Opportunities, Inc. and Alice T. Hall, as currently in effect.**
10-17   Employment Agreement between Resource Opportunities, Inc. and Michael J. Leep, as currently in effect.
10-18   Third Amended and Restated Lease Agreement dated September 1, 1989, between the
        Company and NCNB National Bank of Florida and Lease Agreement dated January 24, 1990, between the Company and NCNB National Bank of Florida.**
10-19   Employment Agreement between Prescription Management Services, Inc. and Michael R.
        Webb, as currently in effect.
11      Computation of Earnings Per Share.
22      Subsidiaries of the Company.**

- ---------------
 * Incorporated by reference from the same exhibit designation in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1992 (SEC File No. 0-18366).

** Incorporated by reference from the same exhibit designation in the Company's
   Annual Report on Form 10-K for the fiscal year ended July 31, 1993 (SEC File No. 0-18366).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PHARMACY MANAGEMENT SERVICES, INC.

Date: April 6, 1995                   By: /s/  David L. Redmond
                                          ---------------------------
                                          David L. Redmond
                                          Senior Vice President and
                                          Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT REFERENCE

                                                                                          PAGE
                                                                                          ----
 2-1    Stock Purchase Agreement dated December 20, 1990, for the purchase of Resource
        Opportunities, Inc. common stock by a wholly owned subsidiary of the Company....    *
 2-2    Stock Purchase Agreement dated March 25, 1991, for the purchase of Insurance
        Software Packages, Inc. common stock by a wholly owned subsidiary of the
        Company.........................................................................    *
 2-3    Acquisition and Merger Agreement dated March 28, 1991, for the purchase of Nancy
        Sapp & Associates, Inc. common stock by a wholly owned subsidiary of the
        Company.........................................................................    *
 2-4    Acquisition and Merger Agreement dated May 20, 1991, for the purchase of
        MedView, Incorporated common stock by a wholly owned subsidiary of the
        Company.........................................................................    *
 3-1    Articles of Incorporation of the Company, as amended to date....................    *
 3-2    By-laws of the Company..........................................................    *
 4-1    Credit Agreement dated May 26, 1994, between the Company and Barnett Bank of
        Tampa, N.A. and NationsBank of Florida, N.A.....................................    *
10-1    1990 Incentive and Non-Statutory Stock Option Plan of the Company, as amended to
        date............................................................................    *
10-2    Deferred Compensation Plan for Non-Employees effective December 2, 1993.........   20
10-3    Asset Purchase Agreement dated November 6, 1992, between Staodyn, Inc. and
        Technical Medical Devices, Inc. (with exhibits, except as noted)................    *
10-4    Executive Liability and Defense Coverage Section of Executive Protection Policy
        effective October 1, 1993, issued by Federal Insurance Company and binder for
        renewal of coverage effective October 1, 1994...................................   33
10-5    Form of Indemnity Agreement between the Company and its directors...............    *
10-6    Form of Indemnity Agreement between the Company and its executive officers......    *
10-7    Form of Severance Agreement between the Company and its executive officers......    *
10-8    Restricted Stock Option Agreement dated June 11, 1993, between the Company and
        Bertram T. Martin, Jr...........................................................    *
10-9    Restricted Stock Option Agreement dated June 11, 1993, between the Company and
        David L. Redmond................................................................    *
10-10   Employment Agreement between the Company and Cecil S. Harrell, as currently in
        effect..........................................................................   91
10-11   Employment Agreement between the Company and Bertram T. Martin, Jr., as currently in effect.............................................................  108
10-12   Employment Agreement between the Company and David L. Redmond, as currently in effect..........................................................................  123
10-13   Employment Agreement between Prescription Management Services, Inc. and Michael
        W. Clark, as currently in effect................................................  140
10-14   Employment Agreement between MedView Services, Incorporated and Robert H. Marks, as currently in effect..........................................................  158
10-15   Employment Agreement between MedView Services, Incorporated and Debra Cerre-
        Ruedisili, as currently in effect...............................................  178
10-16   Employment Agreement between Resource Opportunities, Inc. and Alice T. Hall, as
        currently in effect.............................................................    *
10-17   Employment Agreement between Resource Opportunities, Inc. and Michael J. Leep, as currently in effect..........................................................  196

                                                                                          PAGE
                                                                                          ----
10-18   Third Amended and Restated Lease Agreement dated September 1, 1989, between the
        Company and NCNB National Bank of Florida and Lease Agreement dated January 24,
        1990, between the Company and NCNB National Bank of Florida.....................    *
10-19   Employment Agreement between Prescription Management Services, Inc. and Michael
        R. Webb, as currently in effect.................................................  220
11      Computation of Earnings Per Share...............................................  237
22      Subsidiaries of the Company.....................................................    *

- ---------------
 * Incorporated by reference.
** The page numbers listed in the Exhibits Index are the sequentially numbered pages of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, in the form originally filed with the SEC.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders, Pharmacy Management Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Pharmacy Management Services, Inc. and Subsidiaries as of July 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharmacy Management Services, Inc. and Subsidiaries as of July 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, effective August 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                                          Coopers & Lybrand L.L.P.

Tampa, Florida
September 13, 1994

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the inclusion in this Annual Report on Form 10-K/A (Amendment No. 3) of our report dated September 13, 1994, on our audits of the consolidated financial statements of Pharmacy Management Services, Inc. and Subsidiaries as of July 31, 1994 and 1993, and for each of the three years in the period ended July 31, 1994. We also consent to the incorporation by reference in the registration statements of Pharmacy Management Services, Inc. and Subsidiaries on Form S-8 (File No. 33-37549) and Form S-8 (File No. 33-80078) of our report dated September 13, 1994, on our audits of the consolidated financial statements of Pharmacy Management Services, Inc. and Subsidiaries as of July 31, 1994 and 1993, and for the three years in the period ended July 31, 1994, which report is included in the Annual Report on Form 10-K/A (Amendment No. 3).

                                          Coopers & Lybrand L.L.P.

Tampa, Florida
April 6, 1995

              PHARMACY MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS, JULY 31, 1994 AND 1993

                                ASSETS                                    1994           1993
- ----------------------------------------------------------------------  --------       --------
                                                                            (IN THOUSANDS)
CURRENT ASSETS
  Cash and cash equivalents...........................................  $     1        $ 2,594
  Trade receivables, net..............................................   20,690         18,274
  Inventories.........................................................    3,487          5,118
  Income tax refunds receivable.......................................      584             --
  Deferred income taxes...............................................    1,121            548
  Prepaid expenses and other..........................................      742            760
                                                                        --------       --------
          TOTAL CURRENT ASSETS........................................   26,625         27,294
PROPERTY AND EQUIPMENT................................................    8,679          8,924
GOODWILL AND OTHER INTANGIBLES........................................   15,682         16,867
NOTES RECEIVABLE......................................................      184          3,002
EQUITY SECURITIES.....................................................    1,240          1,400
OTHER ASSETS..........................................................    1,552          2,213
                                                                        --------       --------
          TOTAL ASSETS................................................  $53,962        $59,700
                                                                        =======        =======
                LIABILITIES AND SHAREHOLDERS' EQUITY
- ----------------------------------------------------------------------
CURRENT LIABILITIES
  Current maturities of long-term debt................................  $   789        $ 4,258
  Accounts payable....................................................    6,132          6,947
  Accrued compensation and benefits...................................    1,457          1,457
  Accrued lease costs.................................................    1,086            874
  Other current liabilities...........................................      414            789
                                                                        --------       --------
          TOTAL CURRENT LIABILITIES...................................    9,878         14,325
LONG-TERM DEBT........................................................    5,793         11,695
REDEEMABLE CONVERTIBLE PREFERRED STOCK................................    1,200          1,200
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Series B Convertible Preferred Stock................................        1              1
  Series C Convertible Preferred Stock................................        1              1
  Common Stock, $.01 par value: authorized 20,000,000 shares; issued and outstanding 8,749,793 and 8,664,950 at July 31, 1994 and July
     31, 1993, respectively...........................................       87             87
  Additional paid-in capital..........................................   26,559         25,943
  Retained earnings...................................................   10,443          6,448
                                                                        --------       --------
          TOTAL SHAREHOLDERS' EQUITY..................................   37,091         32,480
                                                                        --------       --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $53,962        $59,700
                                                                        =======        =======

See accompanying notes to consolidated financial statements.

              PHARMACY MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JULY 31, 1994,
                                 1993 AND 1992

                                                           1994           1993           1992
                                                         --------       --------       --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues...........................................  $113,149       $109,934       $106,116
Cost of revenues.......................................    80,709         79,257         76,424
                                                         --------       --------       --------
     Gross margin......................................    32,440         30,677         29,692
Costs and expenses
  Selling, general and administrative..................    21,876         22,144         21,802
  Depreciation and amortization........................     3,427          2,967          2,169
  Restructuring charges................................        --             --          7,097
                                                         --------       --------       --------
     Operating income (loss)...........................     7,137          5,566         (1,376)
Other income (expense)
  Interest expense, net................................      (580)        (1,034)        (1,363)
  Gain on sale of TMD..................................        --            950             --
  Write-off of goodwill................................        --           (620)            --
  Other................................................        25            (16)           (32)
                                                         --------       --------       --------
     Income (loss) before income taxes.................     6,582          4,846         (2,771)
Provision (benefit) for income taxes...................     2,326          2,064           (760)
                                                         --------       --------       --------
     Net income (loss).................................  $  4,256       $  2,782       $ (2,011)
                                                         ========       ========       ========
Net income (loss) per common share.....................  $   0.47       $   0.30       $  (0.25)
                                                         ========       ========       ========
Weighted average number of common shares outstanding...     8,721          8,692          8,725
                                                         ========       ========       ========

See accompanying notes to consolidated financial statements.

              PHARMACY MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE FISCAL YEARS ENDED JULY
                            31, 1994, 1993 AND 1992

                                  PREFERRED
                                    STOCK         COMMON STOCK
                                --------------   --------------   ADDITIONAL               TREASURY        NET
                                          PAR              PAR     PAID-IN     RETAINED     STOCK,    SHAREHOLDERS'
                                SHARES   VALUE   SHARES   VALUE    CAPITAL     EARNINGS    AT COST       EQUITY
                                ------   -----   ------   -----   ----------   ---------   --------   -------------
                                                                  (IN THOUSANDS)
Balance, July 31, 1991.........   117     $ 2    8,723     $87     $ 25,956     $ 6,349    $   (93 )     $32,301
Issuance of stock..............     9      --        4      --          146          --         --           146
Purchase of treasury shares....    --      --       --      --           --          --       (284 )        (284)
Net loss.......................    --      --       --      --           --      (2,011)        --        (2,011)
Preferred stock dividends......    --      --       --      --           --        (186)        --          (186)
                                ------   -----   ------   -----   ----------   ---------   --------   -------------
Balance, July 31, 1992.........   126       2    8,727      87       26,102       4,152       (377 )      29,966
Issuance of stock..............     2      --        1      --           29          --         --            29
Purchase of treasury shares....    --      --       --      --           --          --       (101 )        (101)
Cancellation of treasury
  shares.......................    --      --      (63 )    --         (188)       (290)       478            --
Net income.....................    --      --       --      --           --       2,782         --         2,782
Preferred stock dividends......    --      --       --      --           --        (196)        --          (196)
                                ------   -----   ------   -----   ----------   ---------   --------   -------------
Balance, July 31, 1993.........   128       2    8,665      87       25,943       6,448         --        32,480
Issuance of stock..............    --      --       97      --          651          --         --           651
Purchase of treasury shares....    --      --       --      --           --          --        (99 )         (99)
Cancellation of treasury
  shares.......................    --      --      (12 )    --          (35)        (64)        99            --
Net income.....................    --      --       --      --           --       4,256         --         4,256
Preferred stock dividends......    --      --       --      --           --        (197)        --          (197)
                                ------   -----   ------   -----   ----------   ---------   --------   -------------
Balance, July 31, 1994.........   128     $ 2    8,750     $87     $ 26,559     $10,443    $    --       $37,091
                                =======  ======  =======  ======  ==========   =========   ========   =============

See accompanying notes to consolidated financial statements.

              PHARMACY MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED JULY 31, 1994,
                                 1993 AND 1992

                                                                1994         1993        1992
                                                              --------     --------     -------
                                                                       (IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  4,256     $  2,782     $(2,011)
                                                              --------     --------     -------
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................     3,427        2,967       2,169
     Loss on sale of property and equipment.................         7           43          53
     Decrease (increase) in trade receivables...............    (2,416)       2,536        (304)
     Decrease in inventories................................     1,631        2,648       4,397
     Decrease (increase) in income tax refund receivable....      (584)       2,740      (2,740)
     Increase in prepaid expenses and other current
       assets...............................................      (648)        (296)       (196)
     Decrease in goodwill and other intangibles.............        --          313          94
     Decrease (increase) in notes receivable................     2,818       (3,002)         --
     Decrease (increase) in other assets....................     1,114         (453)       (370)
     Increase (decrease) in accounts payable................      (815)       2,167         288
     Decrease in accrued compensation, accrued lease costs,
       and other current liabilities........................      (163)        (649)       (476)
                                                              --------     --------     -------
          Total adjustments.................................     4,371        9,014       2,915
                                                              --------     --------     -------
          Net cash provided by operating activities.........     8,627       11,796         904
                                                              --------     --------     -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to property and equipment.......................    (2,364)      (2,846)     (4,672)
  Proceeds from the sale of property and equipment..........        --          109          28
  Decrease in equity securities.............................       160           --          --
  Additional consideration paid on acquisitions.............        --       (1,679)         --
                                                              --------     --------     -------
          Net cash used in investing activities.............    (2,204)      (4,416)     (4,644)
                                                              --------     --------     -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Increases in notes payable and long-term debt.............     4,783        8,378       9,608
  Reductions in notes payable and long-term debt............   (14,154)     (14,015)     (5,037)
  Issuance of common stock..................................       651            5         145
  Issuance of preferred stock...............................        --           24          --
  Preferred stock dividends.................................      (197)        (196)       (186)
  Purchases of treasury stock...............................       (99)        (101)       (284)
                                                              --------     --------     -------
          Net cash provided by (used in) financing
            activities......................................    (9,016)      (5,905)      4,246
                                                              --------     --------     -------
Net increase (decrease) in cash and cash equivalents........    (2,593)       1,475         506
Cash and cash equivalents at beginning of year..............     2,594        1,119         613
                                                              --------     --------     -------
Cash and cash equivalents at end of year....................  $      1     $  2,594     $ 1,119
                                                              ========     ========     =======
Supplemental disclosures of cash flow information
  Cash paid for:
     Interest...............................................  $    663     $  1,134     $ 1,416
                                                              ========     ========     =======
     Income taxes...........................................  $  3,090     $    163     $ 1,947
                                                              ========     ========     =======

See accompanying notes to consolidated financial statements.

              PHARMACY MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The consolidated financial statements consist of the accounts of Pharmacy Management Services, Inc. ("PMSI") and its wholly owned subsidiaries (the "Company"). The Company is a leading independent nationwide provider of medical cost containment and managed care services, providing professionally managed solutions for controlling the escalating costs of workers' compensation. The Company's operations do not meet the requirements of Statement of Financial Accounting Standards No. 14 for segment reporting. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

     Revenues are recognized based on shipment of products or performance of services. Revenues from the sale of software are recognized when installed and accepted by the customer. Revenue from maintenance contracts is recorded as deferred revenue and recognized in earnings ratably over the contract periods. No single customer accounts for more than 10% of the Company's revenues.

Cash Equivalents

     Cash equivalents consist principally of short-term interest-bearing investments that are carried at cost, which approximates market value. For purposes of the statements of cash flows, the Company considers all short-term, highly liquid investments with a maturity of three months or less to be cash equivalents.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Inventories at July 31, 1994 and 1993 are summarized as follows (in thousands):

                                                                          1994       1993
                                                                         ------     ------
    Drugs..............................................................  $2,474     $3,918
    Electro-medical therapy products...................................     416        608
    Medical equipment and supplies.....................................     597        592
                                                                         ------     ------
                                                                         $3,487     $5,118
                                                                         ======     ======

Property and Equipment

     Property and equipment are stated at cost. Depreciation is charged against results of operations over the estimated service lives of the related assets. Improvements to leased property are amortized over the life of the lease or the life of the improvement, whichever is shorter. For financial reporting purposes, the Company principally uses the straight-line method of depreciation. For tax purposes, the Company generally uses accelerated methods where permitted.

     Expenditures for additions, major renewals and betterments are capitalized and expenditures for repairs and maintenance are expensed as incurred. When properties and equipment are retired or otherwise disposed of, the costs thereof and the applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in earnings.

Goodwill and Other Intangibles

     Goodwill recognized in business combinations (representing the excess of cost over net assets of the companies acquired) that were accounted for as purchases ($16,448,000 and $16,806,000 at July 31, 1994 and 1993, before accumulated amortization of $1,359,000 and $1,027,000, respectively) is being amortized on a straight-line basis over the expected lives of the related assets over periods not exceeding 40 years. The Company monthly evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected nondiscounted cash flows of each business unit. If projected nondiscounted cash flows for a particular business unit indicates that the value of related goodwill or other intangible assets might not be recoverable over the expected amortization period, then the carrying value of the related goodwill or other intangible assets and/or the amortization period will be adjusted accordingly. As of July 31, 1994, the Company does not believe there is any indication that the carrying value or the amortization period of goodwill and other intangibles needs to be adjusted.

     During fiscal year 1993, the Company wrote off approximately $620,000 of goodwill, which had been allocated to the 1991 acquisition of the bill auditing business of Insurance Software Packages, Inc. ("ISP"). The Company's preferred provider organization (the "PPO"), which was acquired in May 1991, also had a bill auditing business, and, when the bill auditing business of ISP was integrated with the bill auditing business of the PPO in November 1992, the Company determined that it was no longer appropriate to have the goodwill allocated to the bill auditing service of ISP reflected in its records.

     Other intangibles consist primarily of non-compete agreements related to acquisitions consummated before July 25, 1991 ($1,891,000 and $2,169,000 at July 31, 1994 and 1993, before accumulated amortization of $1,298,000 and $1,081,000, respectively) and are being amortized over the lives of the agreements, primarily two to five years.

Software Development Costs

     Certain software development costs are capitalized when incurred in accordance with Financial Accounting Standards Board (FASB) Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

     Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. All software development costs have been fully amortized as of July 31, 1994. As of July 31, 1993, the unamortized portion of capitalized software development costs was $583,000 and these costs were included in Other Assets on the consolidated balance sheets. Amortization of software development costs was $583,000, $101,000, and $61,000 for the fiscal years ended July 31, 1994, 1993 and 1992, respectively.

Accrued Lease Costs

     Rental expense is recorded in accordance with FASB Statement No. 13, "Accounting for Leases," whereby rental expense is recognized on a straight-line basis by totaling all rents due under the lease, including fixed increases, and dividing by the total months of the leases.

Income Taxes

     In February 1992, the FASB issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Effective August 1, 1993, the Company adopted Statement 109 and there was no cumulative effect of that change in the method of accounting for income taxes.

     Pursuant to the deferred method of accounting for income taxes under APB Opinion 11, which was applicable for fiscal year 1993 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

Net Income (Loss) Per Common Share

     Primary earnings (loss) per common share is based on net income, less preferred stock dividend requirements, divided by the weighted average number of common and dilutive common equivalent shares outstanding during the year. Fully diluted earnings (loss) per common share has been omitted for all periods presented because they are anti-dilutive. Dilutive common equivalent shares consist of stock options and convertible preferred stock.

Consolidated Statements of Cash Flows

     Significant non-cash financing and investing activities for each of the three fiscal years in the period ended July 31, 1994 were as follows: fiscal year 1994 -- there were no material non-cash financing and investing activities; fiscal year 1993 -- the Company wrote off accounts receivable in the amount of approximately $1.9 million, wrote off goodwill in the amount of $620,000 (see "Goodwill and Other Intangibles" above) and recorded a net non-cash gain of $950,000 in connection with the sale of its Technical Medical Devices, Inc. subsidiary (see Note 11), which gain resulted from the receipt of 500,000 shares of Staodyn, Inc. common stock valued at $1.4 million, offset by the accrual of $450,000 in transaction expenses; and fiscal year 1992 -- as discussed in Note 12, the Company recorded pre-tax restructuring charges of $7,097,000 and wrote off approximately $2.0 million in uncollectable accounts receivable.

Reclassifications

     Certain amounts have been reclassified to conform to 1994 presentations.

2. CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company's cash equivalents are in high-quality, short-term securities placed with major banks and financial institutions. The Company's investment policy limits its exposure to concentrations of credit risk.

     The Company's trade receivables result primarily from sales to a broad base of insurance companies and large employers throughout the United States. The Company routinely assesses the financial strength of its customers to minimize its risk of loss. Accordingly, concentrations of credit risk are limited.

     Trade receivables on the consolidated balance sheets at July 31, 1994 and 1993 are net of allowances for doubtful accounts of $393,000 and $273,000, respectively.

3. PROPERTY AND EQUIPMENT

     Property and equipment at July 31, 1994 and 1993 consisted of the following (in thousands):

                                                                      1994          1993
                                                                     -------       -------
    Equipment......................................................  $11,317       $ 9,681
    Furniture and fixtures.........................................    2,152         1,941
    Leasehold improvements.........................................    1,683         1,210
                                                                     -------       -------
                                                                      15,152        12,832
         Less accumulated depreciation and amortization............    6,473         3,908
                                                                     -------       -------
                                                                     $ 8,679       $ 8,924
                                                                     =======       =======

     Depreciation and amortization expense for property and equipment was $2,603,000, $1,942,000 and $1,279,000 for the fiscal years ended July 31, 1994,
1993 and 1992, respectively.

     Balances related to capitalized leases, included in property and equipment at July 31, 1994 and 1993, are as follows (in thousands):

                                                                          1994       1993
                                                                          ----       ----
    Equipment...........................................................  $239       $239
    Less accumulated amortization.......................................   172         99
                                                                          ----       ----
         Net............................................................  $ 67       $140
                                                                          ====       ====

     The Company leases its office buildings and various equipment used in its operations under leases expiring through January 2006. The future minimum annual lease payments under all leases with initial or remaining noncancellable lease terms in excess of one year at July 31, 1994 are as follows (in thousands):

                                                                     CAPITAL     OPERATING
                                                                     LEASES       LEASES
                                                                     -------     ---------
    Fiscal year ending July 31,
         1995......................................................    $73        $ 4,573
         1996......................................................     --          3,204
         1997......................................................     --          2,493
         1998......................................................     --          2,322
         1999......................................................     --          2,193
         Thereafter................................................     --         12,780
                                                                     -------     ---------
    Total minimum lease payments...................................     73        $27,565
                                                                                 =========
    Less amount representing interest..............................      2
                                                                     -------
    Present value of net minimum lease payments....................    $71
                                                                     =======

     The Company subleases a portion of its office buildings to third parties. The future minimum annual sublease payments to be received under all noncancellable subleases as of July 31, 1994 are (in thousands):

    Fiscal year ending July 31,
         1995................................................................    $ 105
         1996................................................................       70
                                                                               ---------
    Total minimum sublease payments..........................................    $ 175
                                                                               =========

     Rent expense (under operating leases) was approximately $4,923,000, $5,026,000 and $3,793,000 for the fiscal years ended July 31, 1994, 1993 and 1992, respectively. Rental payments received under subleases were approximately $105,000 and $36,000 for the fiscal years ended July 31, 1994 and 1993, respectively. There were no subleases for the fiscal year ended July 31, 1992.

4. LONG-TERM DEBT

     Long-term debt at July 31, 1994 consisted of the following (in thousands):

    $7,500 revolving bank line of credit, matures November 30, 1997.............  $2,636
    $7,500 revolving bank line of credit, matures November 30, 1997.............   2,003
    $1,120 installment note, principal payable in four annual installments of
      $280 commencing October 30, 1993, non-interest bearing....................     840
    $600 note, principal payable in three annual installments of $200 commencing
      December 31, 1993, interest payable annually at 7%........................     400
    Note payable, installments payable monthly through December, 1997...........     126
    Non-compete agreements, payable in varying amounts and frequencies,
      non-interest bearing......................................................     506
    Capital lease obligations...................................................      71
                                                                                  ------
                                                                                   6,582
    Less current maturities.....................................................     789
                                                                                  ------
                                                                                  $5,793
                                                                                  ======

     The revolving lines of credit above represent borrowings under a $15.0 million revolving credit agreement with two banks, under which the Company may borrow up to 75% of its outstanding eligible consolidated accounts receivable and up to 50% of its consolidated inventories. Trade receivables and inventories are pledged as collateral under the revolving credit agreement. Interest is payable monthly at rates varying from the lender's prime rate less 1/8 to 3/8 percent or LIBOR (London Interbank Offered Rate) plus 1 1/4 to 1 3/8 percent, depending on the Company's ratio of liabilities to tangible net worth, as defined in the credit agreement. At July 31, 1994, amounts available under the credit agreement were approximately $10.4 million. Under the terms of the credit agreement, the unused credit is subject to a 1/8 of one percent per annum commitment fee that is payable quarterly.

     Aggregate annual maturities of long-term debt for the five years subsequent to July 31, 1994 are as follows (in thousands):

        Fiscal year ending July 31,
             1995...........................................................  $  789
             1996...........................................................     699
             1997...........................................................     436
             1998...........................................................   4,658
             1999...........................................................      --

     Interest expense for the fiscal years ended July 31, 1994, 1993 and 1992 approximated $662,000, $1,192,000 and $1,403,000, respectively.

     The Company's credit agreement contains certain loan covenants related to tangible net worth, purchase of treasury shares, and the acquisition and disposition of assets. The most restrictive of these covenants requires the Company to maintain a cash flow coverage ratio of 1.2 to 1.0. The Company is in compliance with all of its loan covenants.

     The following information relates to lines of credit for the following fiscal years (dollar amounts in thousands):

                                                              1994          1993          1992
                                                             -------      --------      --------
Outstanding balance at the end of the year...............    $ 4,639      $  6,778      $ 11,568
Weighted average interest rate at the end of the year....      6.04%         6.20%         5.91%
Maximum amount outstanding during the year...............    $ 8,823      $ 14,025      $ 12,343
Average amount outstanding during the year...............    $ 6,891      $ 10,626      $ 10,408
Weighted average interest rate during the year...........      6.10%         6.09%         6.82%

5. COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

6. INCOME TAXES

     As discussed in Note 1, the Company adopted FASB Statement 109 as of August 1, 1993, and there was no cumulative effect of that change in the method of accounting for income taxes. Accordingly, income tax expense has not been affected and there was no cumulative income statement effect from adopting the liability method of Statement 109. Prior years' financial statements have not been restated to apply the provisions of Statement 109.

     Income tax expense attributable to income from continuing operations consisted of the following (in thousands):

                                                               CURRENT      DEFERRED      TOTAL
                                                               -------      --------      ------
Fiscal year ended July 31, 1994:
     U.S. federal...........................................   $2,017        $ (259)      $1,758
     State and local........................................      510            58          568
                                                               -------      --------      ------
                                                               $2,527        $ (201)      $2,326
                                                               =======      ========      ======
Fiscal year ended July 31, 1993:
     U.S. federal...........................................   $1,786        $   60       $1,846
     State and local........................................      213             5          218
                                                               -------      --------      ------
                                                               $1,999        $   65       $2,064
                                                               =======      ========      ======
Fiscal year ended July 31, 1992:
     U.S. federal...........................................   $ (809 )      $  (18)      $ (827)
     State and local........................................       70            (3)          67
                                                               -------      --------      ------
                                                               $ (739 )      $  (21)      $ (760)
                                                               =======      ========      ======

     Income tax expense attributable to income from continuing operations was $2,326,000, $2,064,000 and $(760,000) for the fiscal years ended July 31, 1994,
1993 and 1992, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following (in thousands):

                                                                 1994         1993        1992
                                                                ------       ------       -----
Tax provision (benefit) at statutory rate.....................  $2,238       $1,648       $(942)
State income tax, net of federal income tax benefit...........     375          195           7
Meals and entertainment exclusion.............................      30           33          37
Amortization of goodwill......................................     144          135         130
Research and development tax (credit).........................    (380)          --          --
Alternative minimum tax (credit)..............................     (83)          83          --
Other.........................................................       2          (30)          8
                                                                ------       ------       -----
                                                                $2,326       $2,064       $(760)
                                                                ======       ======       =====

     For the fiscal years ended July 31, 1993 and 1992, deferred income tax expense under APB Opinion 11 of $65,000 and $(21,000), respectively, resulted from timing differences in the recognition of income and expense for income tax and financial reporting purposes. These differences consist primarily of amounts related to depreciation, to the capitalization of certain indirect costs to inventory and to PPO network development costs.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at July 31, 1994 are presented below (in thousands).

        Deferred tax assets:
             Accounts receivable, principally due to allowance for doubtful
              accounts......................................................    $  151
             Inventories, principally due to additional costs inventoried
              for tax purposes pursuant to the Tax Reform Act of 1986.......       141
             Accruals for financial reporting purposes......................        37
             Accrued lease costs............................................       408
             PPO network development costs..................................       642
             Net operating loss carryforwards...............................       217
             Alternative minimum tax credit carryforwards...................        83
                                                                                ------
                  Total gross deferred tax assets...........................     1,679
                                                                                ------
        Deferred tax liabilities:
             Property and equipment, principally due to differences in
              depreciation..................................................      (399)
             Other..........................................................       (66)
                                                                                ------
                  Total gross deferred tax liabilities......................      (465)
                                                                                ------
                  Net deferred tax asset....................................    $1,214
                                                                                ======

     The net deferred tax asset of $1,214,000 is comprised of a current portion of $1,121,000 classified as deferred income taxes and included in total current assets, and a noncurrent portion of $93,000 included in other assets in the consolidated balance sheets at July 31, 1994.

     At July 31, 1994, the Company has net operating loss carryforwards for federal income tax purposes of $637,000, which are available through fiscal year 2002 to offset future separate federal taxable income, if any, from its wholly owned subsidiary, MedView Services, Incorporated. In addition, the Company has alternative minimum tax credit carryforwards of $83,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

     FASB Statement 109 requires the recognition of a valuation allowance for deferred tax assets if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Management has considered the facts and circumstances that could impact the realizability of deferred tax assets, including taxes paid in the current year and prior years that could be recovered by carryback, as well as projected future earnings of its wholly owned subsidiary, MedView Services, Incorporated, and has determined that it is more likely than not that all deferred tax assets will be realized.

7. STOCK OPTIONS

     In December 1989, the Company adopted a stock option plan under which options may be granted to officers, employees, directors and others. A total of 800,000 shares of common stock has been reserved for issuance under the plan. Options granted under the plan are exercisable at the fair market value of the shares at the date of grant. Options expire five to ten years from the date of grant. The following is a summary of stock option activity:

                                                                                              OPTION
                                                                             AVAILABLE         PRICE
                                             OUTSTANDING     EXERCISABLE     FOR GRANT       PER SHARE
                                             -----------     -----------     ---------     -------------
Balance, July 31, 1992.....................      465,200         224,000       298,700       $6.75-11.75
Granted....................................      157,500              --      (157,500)      $6.50- 7.50
Became exercisable.........................           --         112,000            --      $6.75-10.875
Exercised..................................         (550)           (550)           --         $6.75
Canceled...................................      (57,000)        (20,400)       57,000       $6.75-11.75
Expired....................................           --              --            --          --
                                             -----------     -----------     ---------
Balance, July 31, 1993.....................      565,150         315,050       198,200       $6.50-11.75
Granted....................................       28,500              --       (28,500)        $6.75
Became exercisable.........................           --          93,300            --      $6.75-10.875
Exercised..................................      (96,550)        (96,550)           --         $6.75
Canceled...................................     (107,500)        (61,500)      107,500      $6.75-10.875
Expired....................................           --              --            --          --
                                             -----------     -----------     ---------
Balance, July 31, 1994.....................      389,600         250,300       277,200       $6.50-11.75
                                               =========        ========      ========

     In addition, the Company has granted a total of 170,000 non-qualified stock options at $6.50 per share to two executive officers. The options are exercisable only if certain financial performance criteria are attained by the Company during the next four years. As a result of the financial performance of the Company during fiscal year 1994, 34,000 of these non-qualified stock options are vested and exercisable.

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK

     Each share of Redeemable Series A $.72 Cumulative Convertible Preferred Stock ("Series A Preferred Stock") has a par value of $.01 and entitles its holder to receive an annual cash dividend of $.72. At July 31, 1994 and 1993, there were 100,000 shares of Series A Preferred Stock authorized, issued and outstanding. Dividends are payable annually, or through the date of conversion, commencing December 31, 1991, and continuing through December 31, 1995. Each share is convertible at any time into one share of Common Stock, as adjusted in the event of future dilution. Shares not converted by December 31, 1995 are redeemable at the rate of $12 per share plus accrued dividends. Holders of the Series A Preferred Stock are entitled to a liquidation preference of $12 per share, but holders have no voting rights.

9. SHAREHOLDERS' EQUITY

     Each share of Series B $.98 Cumulative Convertible Preferred Stock ("Series B Preferred Stock") has a par value of $.01 and entitles its holder to receive an annual cash dividend of $.98. At July 31, 1994 and 1993, there were 100,000 shares of Series B Preferred Stock authorized, of which 73,846 shares were issued and outstanding. Dividends are payable annually, or through the date of conversion, commencing April 1, 1992, and continuing through April 1, 1996. Each share of Series B Preferred Stock is convertible at any time into one share of Common Stock, as adjusted in the event of future dilution. Each share is mandatorily convertible on the earlier of (i) the first date on or after April 1, 1994 on which the market price of the Common Stock is greater than or equal to $16.25 or (ii) April 1, 1996. Holders of Series B Preferred Stock are entitled to a liquidation preference of $16.25 per share, but holders have no voting rights.

     Each share of Series C $.98 Cumulative Convertible Preferred Stock ("Series C Preferred Stock") has a par value of $.01 and entitles its holder to receive an annual cash dividend of $.98. At July 31, 1994 and 1993, there were 100,000 shares of Series C Preferred Stock authorized, of which 53,748 shares were issued and outstanding. Dividends are payable annually, or through the date of conversion, commencing April 1, 1992, and continuing through April 1, 1996. Each share is convertible at any time on or before April 1, 1996 at the following conversion ratios, as adjusted in the event of future dilution: (i) one share of Common Stock for each share of Series C Preferred Stock, if the market price of Common Stock is greater than or equal to $16.25 per share, (ii) 1.3 shares of Common Stock for each share of Series C Preferred Stock, if the market price of Common Stock is $12.50 or less, or (iii) if the market price of Common Stock is greater than $12.50 but less than $16.25, that number of shares which are equal to $16.25 divided by the market price of the

Common Stock on the conversion date. Shares of Series C Preferred Stock are mandatorily convertible (i) into one share of Common Stock on the first day on or after April 1, 1994 on which the market price of the Common Stock is $16.25 or greater, or (ii) on April 1, 1996 at the conversion ratios described above. Holders of Series C Preferred Stock are entitled to a liquidation preference of $16.25 per share, but holders have no voting rights.

     In connection with the acquisition of MedView Services, Incorporated ("MSI") in May 1991, 318,750 shares of Series D Cumulative Convertible Preferred Stock ("Series D Preferred Stock") were placed in escrow to be released based upon earnings of MSI over the five-year period ending July 31, 1996. On October 28, 1992, the Company and the selling shareholders of MSI executed a settlement agreement in which all escrowed shares of Series D Preferred Stock were returned to the Company. Any contingent consideration based on future earnings of MSI was also eliminated. In exchange, the selling shareholders of MSI received a cash payment of $450,000 on October 30, 1992 and a non-interest bearing note for $1,120,000 with annual payments of $280,000 due commencing on October 30, 1993, and continuing through 1996. Two of the selling shareholders also executed covenants not to compete in exchange for non-interest bearing notes in the aggregate amount of $480,000 with annual payments of $120,000 due commencing on October 30, 1993, and continuing through October 30, 1996.

10. BENEFIT PLAN

     The Company has a defined contribution 401(k) benefit plan covering substantially all of the Company's employees who have completed one year of service and are at least 21 years of age. Employees may contribute at least 1% but not more than 15% of their salary. Effective February 1, 1994, the Company began contributing an amount equal to 25% of each employee's contribution up to 4% of each employee's salary. Company matching contributions are made at the discretion of the Board of Directors and, at the Company's election, can be made in cash or in shares of Common Stock. There were no Company contributions prior to February 1, 1994.

11. SALE OF TECHNICAL MEDICAL DEVICES, INC.

     On November 15, 1992, the Company sold to Staodyn, Inc. ("Staodyn") the electro-medical therapy products business operated by its subsidiary, Technical Medical Devices, Inc. ("TMD"), in a transaction valued at approximately $7 million. The total consideration for the sale consisted of $500,000 in cash, a $2.7 million two-year note secured by accounts receivable and inventory, 500,000 shares of Staodyn common stock (NASDAQ:SDYN), and the retention of TMD's receivables having a net realizable value of approximately $2.5 million.

     Resale of the 500,000 shares of Staodyn common stock is restricted by state and federal securities laws. In connection with the issuance of the Staodyn common stock to the Company, Staodyn and the Company entered into a shareholder agreement which grants the Company registration rights with respect to all the shares and price protection with respect to 400,000 of the shares to the extent that their per share market value is below $5.00 per share as of November 15, 1994. If the market value is less than $5.00 per share as calculated, Staodyn must issue additional shares of common stock to the Company to make up the aggregate deficiency in the market value of the 400,000 shares of Staodyn common stock then held by the Company. The market value at that time will be determined by averaging the closing sale prices of the common stock for the 30 consecutive trading days preceding November 15, 1994. The Company sold 57,000 shares of Staodyn common stock pursuant to an effective registration statement of 100,000 Staodyn shares on Form S-3 during the fiscal year ended July 31, 1994 at an average price of $2.80 per share, which was equal to the carrying cost of the securities. Due to the restrictions on the resale of the shares as of the balance sheet date, and the likelihood that this asset will not be converted to cash within the Company's operating cycle, the Staodyn common stock has been recorded as a non-current asset and reflected in the consolidated balance sheets as "Equity Securities." At July 31, 1994, the closing price of Staodyn common stock was $2.50 per share. No unrealized loss has been recorded to reflect this price being less than $2.80 per share (the carrying value of the Staodyn stock on the Company's records) because the decline is considered to be temporary and the Company has price protection for potential declines in the market value between November 15, 1992 and November 15, 1994.

12. RESTRUCTURING CHARGES

     During the fourth quarter of fiscal year 1992, the Company recorded pre-tax restructuring charges of approximately $7,097,000 ($4.4 million after tax or $.50 per share) primarily related to the revaluation of certain assets of TMD to their estimated liquidation value in anticipation of the liquidation or sale of TMD (See Note 11) and, to a minor extent, charges associated with changes in senior management, increased allowances for warranty claims on software installation and write-offs of certain software development costs.

13. RETIREE HEALTH BENEFITS

     Effective August 1, 1993, the Company adopted FASB Statement No. 106, which requires the Company to accrue retiree health benefits. The adoption had no effect on the Company's consolidated financial statements because the Company does not provide any retiree health benefits.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                              NET INCOME
                                          NET        GROSS     NET INCOME     (LOSS) PER
              QUARTERS ENDED            REVENUES     MARGIN      (LOSS)      COMMON SHARE
    ----------------------------------  --------     ------    ----------    ------------
                                        (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
    Fiscal year 1994
      First quarter...................  $27,388      $7,644     $    746        $  .08
      Second quarter..................   28,079       7,865          838           .09
      Third quarter...................   28,670       8,385        1,059           .12
      Fourth quarter..................   29,012       8,546        1,613           .18
    Fiscal year 1993
      First quarter...................  $28,172      $7,795     $    502        $  .05
      Second quarter..................   26,067       7,303          574           .06
      Third quarter...................   27,483       7,722          740           .08
      Fourth quarter..................   28,212       7,857          966           .11
    Fiscal year 1992
      First quarter...................  $24,890      $6,899     $    419        $  .04
      Second quarter..................   25,861       7,223          637           .07
      Third quarter...................   27,422       7,686          804           .09
      Fourth quarter..................   27,943       7,884       (3,871)         (.45)

     Net revenues for fiscal years 1993 and 1992 were favorably affected by revenues of TMD, a subsidiary that was sold on November 15, 1992. The first and second quarters of fiscal year 1993 (which ended October 31, 1992, and January 31, 1993, respectively) include TMD revenues of $2.5 million and $0.3 million, respectively. Revenues of TMD were $10.3 million in fiscal year 1992.