Form 10-K/A
period 1994-07-31
PHARMACY MANAGEMENT SERVICES INC
filed 1995-05-12
CIK 861049

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 4)

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
        $.01 par value


                            Exhibit Index on Page 25


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The Registrant amends Items 6, 7 and 14 of its Annual Report on Form 10-K for the fiscal year ended July 31, 1994, as filed on September 26, 1994, and as amended on October 24 and November 23, 1994, and April 6, 1995, and restates that report in its entirety as follows:

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


                                                       FISCAL YEARS ENDED JULY 31,
                                        ----------------------------------------------------------
                                          1994         1993         1992        1991        1990
                                        --------     --------     --------     -------     -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS
Net revenues..........................  $113,149     $109,934     $106,116     $81,686     $55,681
Gross margin..........................    32,440       30,677       29,692      20,704      13,573
Operating income (loss)...............     7,137        5,896       (1,376)      3,209       3,340
Income (loss) before income taxes.....     6,582        4,846       (2,771)      2,976       2,929
Net income (loss).....................  $  4,256     $  2,782     $ (2,011)    $ 1,893     $ 1,969
Per common share:
  Net income (loss)...................  $   0.47     $   0.30     $  (0.25)    $  0.21     $  0.27
  Cash dividends......................        --           --           --          --          --
Weighted average number of common
  shares outstanding..................     8,721        8,692        8,725       8,795       7,161


                                                                 JULY 31,
                                        ----------------------------------------------------------
                                          1994         1993         1992        1991        1990
                                        --------     --------     --------     -------     -------
                                                              (IN THOUSANDS)
FINANCIAL CONDITION
Total assets..........................   $53,962      $59,700      $61,305     $59,258     $32,672
Trade receivables, net................    20,690       18,274       20,810      20,506      11,409
Inventories...........................     3,487        5,118        7,766      12,163      10,177
Working capital.......................    16,747       12,969       21,554      23,986      26,661
Current maturities of long-term
debt..................................       789        4,258        3,344       1,374          --
Long-term debt........................     5,793       11,695       18,246      15,645          --
Redeemable convertible preferred
stock.................................     1,200        1,200        1,200       1,200          --
Shareholders' equity..................    37,091       32,480       29,966      32,301      28,802

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

     The following table presents the ratios of certain financial items to net revenues for each of the last three fiscal years:


                                                                  1994      1993      1992
                                                                  -----     -----     -----
    Net revenues................................................  100.0%    100.0%    100.0%
    Cost of revenues............................................   71.4      72.1      72.0
                                                                  -----     -----     -----
    Gross margin................................................   28.6      27.9      28.0
    Costs and expenses (income):
      Selling, general and administrative.......................   19.3      20.1      20.5
      Depreciation and amortization.............................    3.0       2.7       2.1
      Restructuring charges.....................................     --        --       6.7
      Gain on sale of TMD.......................................     --      (0.9)       --
      Write-off of goodwill.....................................     --       0.6        --
                                                                  -----     -----     -----
    Operating income (loss).....................................    6.3       5.4      (1.3)
    Other expenses (income):
      Interest expense, net.....................................    0.5       1.0       1.3
                                                                  -----     -----     -----
    Income (loss) before income taxes...........................    5.8       4.4      (2.6)
    Provision (benefit) for income taxes........................    2.0       1.9      (0.7)
                                                                  -----     -----     -----
    Net income (loss)...........................................    3.8%      2.5%     (1.9)%
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

RESTRUCTURING CHARGES


     During the fourth quarter of fiscal year 1992, the Company recorded pre-tax restructuring charges of approximately $7,097,000 ($4,400,000 after-tax or $.50 per common share), of which approximately $6.8 million related to the revaluation of the consigned inventory and accounts receivable of TMD to their estimated liquidation value in anticipation of the sale or liquidation of TMD's business (see Note 11 of Notes to Consolidated Financial Statements), approximately $147,000 related to severance charges associated with the termination of five key officers and managers, approximately $90,000 related to write-offs of certain software development costs based on the Company's decision to discontinue development of a software product and approximately $60,000 related to increased allowances for warranty claims on software installation.


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

GAIN ON SALE OF TMD


     During fiscal year 1993, the Company recognized a non-recurring gain of $950,000 on the sale of TMD. This amount represents the value, net of transaction costs, assigned to the Staodyn common stock that the Company received as part of the consideration in the sale of TMD. The Company also received $500,000 cash and a $2,700,000 note receivable from Staodyn, which approximated the liquidation value of the tangible assets of TMD sold to Staodyn. Additional gains or losses from the sale of TMD could be recognized depending on the realizable value of the Staodyn, Inc. common stock received by the Company in the transaction, which were recorded at a discount of $2.20 per share to their then current market value of $5.00 per share to reflect the illiquidity resulting from the volatility of the trading price of the stock and restrictions on resale imposed by state and federal securities laws and PMSI's agreements with Staodyn. In the fourth quarter of fiscal year 1992, the Company recorded approximately $6,800,000 of restructuring charges as a result of the revaluation of the consigned inventory and accounts receivable of TMD to their estimated liquidation values based on the Company's decision to sell or liquidate TMD's business. Based on information available at the time, the Company's management believed that the business of TMD could be sold (if at all) for an amount approximating the liquidation value of its net tangible assets. Subsequently, during the second quarter of fiscal year 1993, the Company received and accepted Staodyn's offer to purchase the net assets of TMD (excluding accounts receivable and certain other assets) for a combination of cash, promissory note and Staodyn common stock. The value assigned to the Staodyn common stock represented the amount received in excess of the liquidation value of the tangible assets purchased by Staodyn and was reported as a gain in fiscal year 1993. (See Note 11 of Notes to Consolidated Financial Statements).


WRITE-OFF OF GOODWILL


     During fiscal year 1993, the Company wrote off approximately $620,000 of goodwill, which had been allocated to the 1991 acquisition of the bill auditing business of Insurance Software Packages, Inc. ("ISP"). Following the acquisition of ISP, the Company acquired in May 1991 its preferred provider organization (the "PPO"), which also performs bill auditing services. In November 1992, the Company decided that the bill auditing services performed by the PPO were superior to those of ISP and integrated all its bill auditing business under the PPO, essentially terminating the bill auditing business of ISP (which at the time had virtually no customers or business volume) and resulting in a determination that the goodwill associated with ISP's bill auditing business was permanently impaired. The Company monthly evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from the projected nondiscounted cash flows of each business unit. If the projected nondiscounted cash flows for a particular business unit indicates that the value of the related goodwill or other intangible assets might not be recoverable over the expected amortization period, then the carrying value of the related goodwill or other intangible assets and/or the amortization period are adjusted accordingly. Other than the $620,000 write-off of goodwill in fiscal year 1993, no other impairment of goodwill or reduction of the amortization period has been determined to be appropriate.


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

                                          PHARMACY MANAGEMENT SERVICES, INC.

Date: May 12, 1995                        By: /s/  David L. Redmond
                                              -------------------------
                                              David L. Redmond
                                              Senior Vice President and
                                                Chief Financial Officer

                                 EXHIBIT INDEX

                                   EXHIBIT REFERENCE                                      PAGE
- ----------------------------------------------------------------------------------------  ----
 2-1    Stock Purchase Agreement dated December 20, 1990, for the purchase of Resource
        Opportunities, Inc. common stock by a wholly owned subsidiary of the Company....    *
 2-2    Stock Purchase Agreement dated March 25, 1991, for the purchase of Insurance
        Software Packages, Inc. common stock by a wholly owned subsidiary of the
        Company.........................................................................    *
 2-3    Acquisition and Merger Agreement dated March 28, 1991, for the purchase of Nancy
        Sapp & Associates, Inc. common stock by a wholly owned subsidiary of the
        Company.........................................................................    *
 2-4    Acquisition and Merger Agreement dated May 20, 1991, for the purchase of
        MedView, Incorporated common stock by a wholly owned subsidiary of the
        Company.........................................................................    *
 3-1    Articles of Incorporation of the Company, as amended to date....................    *
 3-2    By-laws of the Company..........................................................    *
 4-1    Credit Agreement dated May 26, 1994, between the Company and Barnett Bank of
        Tampa, N.A. and NationsBank of Florida, N.A.....................................    *
10-1    1990 Incentive and Non-Statutory Stock Option Plan of the Company, as amended to
        date............................................................................    *
10-2    Deferred Compensation Plan for Non-Employees effective December 2, 1993.........   20
10-3    Asset Purchase Agreement dated November 6, 1992, between Staodyn, Inc. and
        Technical Medical Devices, Inc. (with exhibits, except as noted)................    *
10-4    Executive Liability and Defense Coverage Section of Executive Protection Policy
        effective October 1, 1993, issued by Federal Insurance Company and binder for
        renewal of coverage effective October 1, 1994...................................   33
10-5    Form of Indemnity Agreement between the Company and its directors...............    *
10-6    Form of Indemnity Agreement between the Company and its executive officers......    *
10-7    Form of Severance Agreement between the Company and its executive officers......    *
10-8    Restricted Stock Option Agreement dated June 11, 1993, between the Company and
        Bertram T. Martin, Jr...........................................................    *
10-9    Restricted Stock Option Agreement dated June 11, 1993, between the Company and
        David L. Redmond................................................................    *
10-10   Employment Agreement between the Company and Cecil S. Harrell, as currently in
        effect..........................................................................   91
10-11   Employment Agreement between the Company and Bertram T. Martin, Jr., as currently in effect.............................................................  108
10-12   Employment Agreement between the Company and David L. Redmond, as currently in effect..........................................................................  123
10-13   Employment Agreement between Prescription Management Services, Inc. and Michael
        W. Clark, as currently in effect................................................  140
10-14   Employment Agreement between MedView Services, Incorporated and Robert H. Marks, as currently in effect..........................................................  158
10-15   Employment Agreement between MedView Services, Incorporated and Debra Cerre-
        Ruedisili, as currently in effect...............................................  178
10-16   Employment Agreement between Resource Opportunities, Inc. and Alice T. Hall, as
        currently in effect.............................................................    *
10-17   Employment Agreement between Resource Opportunities, Inc. and Michael J. Leep, as currently in effect..........................................................  196
10-18   Third Amended and Restated Lease Agreement dated September 1, 1989, between the
        Company and NCNB National Bank of Florida and Lease Agreement dated January 24,
        1990, between the Company and NCNB National Bank of Florida.....................    *

                                   EXHIBIT REFERENCE                                      PAGE
- ----------------------------------------------------------------------------------------  ----
10-19   Employment Agreement between Prescription Management Services, Inc. and Michael
        R. Webb, as currently in effect.................................................  220
11      Computation of Earnings Per Share...............................................  237
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

                                          Coopers & Lybrand L.L.P.

Tampa, Florida
September 13, 1994

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the inclusion in this Form 10-K/A (Amendment No. 4) of our report dated September 13, 1994, on our audits of the consolidated financial statements of Pharmacy Management Services, Inc. and Subsidiaries as of July 31, 1994 and 1993, and for each of the three years in the period ended July 31, 1994. We also consent to the incorporation by reference in the registration statements of Pharmacy Management Services, Inc. and Subsidiaries on Form S-8 (File No. 33-37549) and Form S-8 (File No. 33-80078) of our report dated September 13, 1994, on our audits of the consolidated financial statements of Pharmacy Management Services, Inc. and Subsidiaries as of July 31, 1994 and 1993, and for the three years in the period ended July 31, 1994, which report is included in this Form 10-K/A (Amendment No. 4).

                                          Coopers & Lybrand L.L.P.

Tampa, Florida
May 12, 1995

              PHARMACY MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS, JULY 31, 1994 AND 1993

                                ASSETS                                    1994           1993
- ----------------------------------------------------------------------  --------       --------
                                                                            (IN THOUSANDS)
CURRENT ASSETS
  Cash and cash equivalents...........................................  $     1        $ 2,594
  Trade receivables, net..............................................   20,690         18,274
  Inventories.........................................................    3,487          5,118
  Income tax refunds receivable.......................................      584             --
  Deferred income taxes...............................................    1,121            548
  Prepaid expenses and other..........................................      742            760
                                                                        --------       --------
          TOTAL CURRENT ASSETS........................................   26,625         27,294
PROPERTY AND EQUIPMENT................................................    8,679          8,924
GOODWILL AND OTHER INTANGIBLES........................................   15,682         16,867
NOTES RECEIVABLE......................................................      184          3,002
EQUITY SECURITIES.....................................................    1,240          1,400
OTHER ASSETS..........................................................    1,552          2,213
                                                                        --------       --------
          TOTAL ASSETS................................................  $53,962        $59,700
                                                                        =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES
  Current maturities of long-term debt................................  $   789        $ 4,258
  Accounts payable....................................................    6,132          6,947
  Accrued compensation and benefits...................................    1,457          1,457
  Accrued lease costs.................................................    1,086            874
  Other current liabilities...........................................      414            789
                                                                        --------       --------
          TOTAL CURRENT LIABILITIES...................................    9,878         14,325
LONG-TERM DEBT........................................................    5,793         11,695
REDEEMABLE CONVERTIBLE PREFERRED STOCK................................    1,200          1,200

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Series B Convertible Preferred Stock................................        1              1
  Series C Convertible Preferred Stock................................        1              1
  Common Stock, $.01 par value: authorized 20,000,000 shares; issued and outstanding 8,749,793 and 8,664,950 at July 31, 1994 and July
     31, 1993, respectively...........................................       87             87
  Additional paid-in capital..........................................   26,559         25,943
  Retained earnings...................................................   10,443          6,448
                                                                        --------       --------
          TOTAL SHAREHOLDERS' EQUITY..................................   37,091         32,480
                                                                        --------       --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $53,962        $59,700
                                                                        =======        =======

See accompanying notes to consolidated financial statements.

              PHARMACY MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JULY 31, 1994,
                                 1993 AND 1992


                                                           1994           1993           1992
                                                         --------       --------       --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues...........................................  $113,149       $109,934       $106,116
Cost of revenues.......................................    80,709         79,257         76,424
                                                         --------       --------       --------
     Gross margin......................................    32,440         30,677         29,692
Costs and expenses (income)
  Selling, general and administrative..................    21,876         22,144         21,802
  Depreciation and amortization........................     3,427          2,967          2,169
  Restructuring charges................................        --             --          7,097
  Gain on sale of TMD..................................        --           (950)            --
  Write-off of goodwill................................        --            620             --
                                                         --------       --------       --------
     Operating income (loss)...........................     7,137          5,896         (1,376)
Other expenses (income)
  Interest expense, net................................       580          1,034          1,363
  Other................................................       (25)            16             32
                                                         --------       --------       --------
     Income (loss) before income taxes.................     6,582          4,846         (2,771)
Provision (benefit) for income taxes...................     2,326          2,064           (760)
                                                         --------       --------       --------
     Net income (loss).................................  $  4,256       $  2,782       $ (2,011)
                                                         ========       ========       ========
Net income (loss) per common share.....................  $   0.47       $   0.30       $  (0.25)
                                                         ========       ========       ========
Weighted average number of common shares outstanding...     8,721          8,692          8,725
                                                         ========       ========       ========


See accompanying notes to consolidated financial statements.

              PHARMACY MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE FISCAL YEARS ENDED
                         JULY 31, 1994, 1993 AND 1992

                                  PREFERRED
                                    STOCK         COMMON STOCK
                                --------------   --------------   ADDITIONAL               TREASURY        NET
                                          PAR              PAR     PAID-IN     RETAINED     STOCK,    SHAREHOLDERS'
                                SHARES   VALUE   SHARES   VALUE    CAPITAL     EARNINGS    AT COST       EQUITY
                                ------   -----   ------   -----   ----------   ---------   --------   -------------
                                                                  (IN THOUSANDS)
Balance, July 31, 1991.........   117     $ 2    8,723     $87     $ 25,956     $ 6,349    $   (93)      $32,301
Issuance of stock..............     9      --        4      --          146          --         --           146
Purchase of treasury shares....    --      --       --      --           --          --       (284)         (284)
Net loss.......................    --      --       --      --           --      (2,011)        --        (2,011)
Preferred stock dividends......    --      --       --      --           --        (186)        --          (186)
                                ------   -----   ------   -----   ----------   ---------   -------    -------------
Balance, July 31, 1992.........   126       2    8,727      87       26,102       4,152       (377)       29,966
Issuance of stock..............     2      --        1      --           29          --         --            29
Purchase of treasury shares....    --      --       --      --           --          --       (101)         (101)
Cancellation of treasury
  shares.......................    --      --      (63 )    --         (188)       (290)       478            --
Net income.....................    --      --       --      --           --       2,782         --         2,782
Preferred stock dividends......    --      --       --      --           --        (196)        --          (196)
                                ------   -----   ------   -----   ----------   ---------   -------    -------------
Balance, July 31, 1993.........   128       2    8,665      87       25,943       6,448         --        32,480
Issuance of stock..............    --      --       97      --          651          --         --           651
Purchase of treasury shares....    --      --       --      --           --          --        (99)          (99)
Cancellation of treasury
  shares.......................    --      --      (12 )    --          (35)        (64)        99            --
Net income.....................    --      --       --      --           --       4,256         --         4,256
Preferred stock dividends......    --      --       --      --           --        (197)        --          (197)
                                ------   -----   ------   -----   ----------   ---------   -------    -------------
Balance, July 31, 1994.........   128     $ 2    8,750     $87     $ 26,559     $10,443    $    --       $37,091
                                =======  ======  =======  ======  ==========   =========   =======    =============

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


     During fiscal year 1993, the Company wrote off approximately $620,000 of goodwill, which had been allocated to the 1991 acquisition of the bill auditing business of Insurance Software Packages, Inc. ("ISP"). Following the acquisition of ISP, the Company acquired in May 1991 its preferred provider organization (the "PPO"), which also performs bill auditing services. In November 1992, the Company decided that the bill auditing services performed by the PPO were superior to those of ISP and integrated all its bill auditing business under the PPO, essentially terminating the bill auditing business of ISP (which at the time had virtually no customers or business volume) and resulting in a determination that the goodwill associated with ISP's bill auditing business was permanently impaired.


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

     Income tax expense attributable to income from continuing operations consisted of the following (in thousands):

                                                               CURRENT      DEFERRED      TOTAL
                                                               -------      --------      ------
Fiscal year ended July 31, 1994:
     U.S. federal...........................................   $2,017        $ (259)      $1,758
     State and local........................................      510            58          568
                                                               -------       -------      ------
                                                               $2,527        $ (201)      $2,326
                                                               =======       =======      ======
Fiscal year ended July 31, 1993:
     U.S. federal...........................................   $1,786        $   60       $1,846
     State and local........................................      213             5          218
                                                               -------       -------      ------
                                                               $1,999        $   65       $2,064
                                                               =======       =======      ======
Fiscal year ended July 31, 1992:
     U.S. federal...........................................   $ (809)       $  (18)      $ (827)
     State and local........................................       70            (3)          67
                                                               -------       -------      ------
                                                               $ (739)       $  (21)      $ (760)
                                                               =======       =======      ======

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

        Deferred tax assets:
             Accounts receivable, principally due to allowance for doubtful
              accounts......................................................    $  151
             Inventories, principally due to additional costs inventoried for tax
               purposes pursuant to the Tax Reform Act of 1986..............       141
             Accruals for financial reporting purposes......................        37
             Accrued lease costs............................................       408
             PPO network development costs..................................       642
             Net operating loss carryforwards...............................       217
             Alternative minimum tax credit carryforwards...................        83
                                                                                ------
                  Total gross deferred tax assets...........................     1,679
                                                                                ------
        Deferred tax liabilities:
             Property and equipment, principally due to differences in
              depreciation..................................................      (399)
             Other..........................................................       (66)
                                                                                ------
                  Total gross deferred tax liabilities......................      (465)
                                                                                ------
                  Net deferred tax asset....................................    $1,214
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

11. SALE OF TECHNICAL MEDICAL DEVICES, INC.


     On November 15, 1992 (fiscal year 1993), the Company sold to Staodyn, Inc. ("Staodyn") the electro-medical therapy products business operated by its subsidiary, Technical Medical Devices, Inc. ("TMD"), for total consideration consisting of $500,000 in cash, a $2.7 million two-year note secured by accounts receivable and inventory, 500,000 shares of Staodyn common stock (NASDAQ:SDYN), and the retention of TMD's accounts receivable having a net realizable value of approximately $2.5 million. The 500,000 shares of Staodyn were issued to the Company without registration under applicable securities laws in a transaction not involving a public offering and, consequently, constitute restricted securities. At the time they were issued to the Company, the 500,000 shares represented approximately 13% of Staodyn's outstanding common stock.



     Pursuant to a shareholder agreement entered into by the Company and Staodyn in connection with the transaction, 400,000 of the Staodyn shares received by the Company were subject to a right of first offer in favor of Staodyn (which expired June 1, 1994) and a price protection provision that obligates Staodyn to issue to the Company as of November 15, 1994, additional shares of its common stock, if the average closing sales price per share of Staodyn's stock in the Nasdaq National Market System for the 30 consecutive trading days preceding November 15, 1994 (the "Measuring Price"), is lower than $5.00 per share. If the Measuring Price is lower than $5.00, Staodyn must issue to the Company on or before November 25, 1994, an additional number of shares sufficient (based on the Measuring Price) to make up the deficiency between the total value of the 400,000 Staodyn shares then held by the Company (based on a per share price of $5.00) and the total value of those shares based on the Measuring Price.



     The 500,000 Staodyn shares that were issued to the Company on November 15, 1992, were recorded by the Company at a value of $2.80 per share, which represented management's estimate of the fair value of those shares and the same value assigned to the shares by Staodyn for purposes of the transaction. The shares were recorded at a discount of $2.20 to their trading value of $5.00 at November 15, 1992, to take into account the volatility of the trading price of Staodyn's stock and the illiquidity associated with the shares. In valuing the Staodyn shares, the Company considered all the following: (a) all the shares were subject to a right of first offer in favor of Staodyn until June 30, 1994, which impaired their marketability; (b) the price protection agreement would not apply to any of the 400,000 shares that were sold before November 15, 1994; (c) all the shares constituted "restricted securities" and, therefore, (i) absent registration with the Securities and Exchange Commission (the "SEC"), they could not be publicly sold pursuant to SEC Rule 144 for two years and then only in compliance with all the conditions of that rule, including particularly the volume limitations, and (ii) they could not be privately resold without SEC registration, without a substantial discount to market value to reflect the illiquidity attendant to resale restrictions imposed by applicable securities laws, which also would apply to the buyer of the shares; and (d) the daily trading volume for Staodyn's common stock indicated that an extended period of time would be required to dispose of that large of a block of Staodyn's outstanding common stock (approximately 13% at the time of receipt) without adversely affecting the market price of the stock, even if the shares were registered with the SEC or qualified for public resale under SEC Rule 144. Although it was possible that the Company could receive additional Staodyn shares if the Staodyn stock declined in value and the Company continued to hold the Staodyn shares until November 15, 1994, the Company could not determine these future events at November 15, 1992.



     During the fiscal year ended July 31, 1994, the Company sold 57,000 of the 100,000 Staodyn shares that were not subject to price protection at an average price of $2.80 per share pursuant to an effective SEC registration statement on Form S-3. The average sales price of $2.80 per share was equal to the carrying value of the Staodyn shares, so no gain or loss was recorded in connection with the sale of those shares.



     The total number of Staodyn shares held by the Company at July 31, 1994 and 1993, and the aggregate market and carrying values of those shares at those dates, are as follows:




                                                                JULY 31, 1994     JULY 31, 1993
                                                                -------------     -------------
    Shares..................................................         443,000           500,000
    Carrying value..........................................     $ 1,240,400       $ 1,400,000
    Market value............................................     $ 1,107,500       $ 1,187,500



     The Company assesses on a monthly basis whether any impairment of these securities is other than temporary. All the Staodyn shares held by the Company are considered in the aggregate to determine whether any reduction in the carrying value is appropriate. Because of the price protection agreement, management regarded any impairment of the Staodyn shares held by it at July 31, 1994 and 1993 to be temporary.


12. RESTRUCTURING CHARGES


     During the fourth quarter of fiscal year 1992, the Company recorded pre-tax restructuring charges of approximately $7,097,000 ($4.4 million after tax or $.50 per share), of which approximately $6.8 million related to the revaluation of the consigned inventory and accounts receivable of TMD to their estimated liquidation value in anticipation of the sale or liquidation of TMD's business (see Note 11), approximately $147,000 related to severance charges associated with the termination of five key officers and managers, approximately $90,000 related to write-offs of certain software development costs based on the Company's decision to discontinue development of a software product and approximately $60,000 related to increased allowances for warranty claims on software installation.


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