Form 10-Q/A
period 1995-01-31
PHARMACY MANAGEMENT SERVICES INC
filed 1995-05-12
CIK 861049

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  FORM 10-Q/A
                               (AMENDMENT NO. 2)

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

                                 (813) 626-7788
                               (Telephone Number)

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

            Common Stock, par value $.01.......................... 9,120,107 shares

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The registrant amends Items 1 and 2 of Part I of its Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1995, as filed on March 17, 1995, and as amended on April 4, 1995, and restates that report in its entirety as follows:

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

              PHARMACY MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                JANUARY 31,                     JANUARY 31,
                                          -----------------------         -----------------------
                                           1995            1994            1995            1994
                                          -------         -------         -------         -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues............................  $30,030         $28,079         $60,512         $55,467
Cost of revenues........................   20,904          20,214          41,906          39,958
                                          -------         -------         -------         -------
Gross margin............................    9,126           7,865          18,606          15,509
Costs and expenses (income):
  Selling, general and administrative...    5,310           5,497          10,665          10,874
  Exercise of non-qualified options.....      855              --             855              --
  Acquisition expenses..................      835              --             835              --
  Depreciation and amortization.........      950             809           1,884           1,636
  Additional consideration -- sale of
     TMD................................     (326)             --            (326)             --
                                          -------         -------         -------         -------
          Operating income..............    1,502           1,559           4,693           2,999
Other expenses (income):
  Interest, net.........................       34             155              89             325
  Other.................................        8               5              16              (4)
                                          -------         -------         -------         -------
          Income before income taxes....    1,460           1,399           4,588           2,678
Provision for income taxes..............      912             561           2,172           1,094
                                          -------         -------         -------         -------
          Net income....................  $   548         $   838         $ 2,416         $ 1,584
                                          =======         =======         =======         =======
Net income per common share.............  $  0.06         $  0.09         $  0.26         $  0.17
                                          =======         =======         =======         =======
Weighted average number of common shares
  outstanding...........................    9,110           8,675           8,998           8,683
                                          =======         =======         =======         =======



See accompanying notes to condensed consolidated financial statements
(unaudited).

              PHARMACY MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       JANUARY 31,
                                                                    -----------------   JULY 31,
                                                                     1995      1994       1994
                                                                    -------   -------   --------
                                                                       (UNAUDITED)
                                             ASSETS
CURRENT ASSETS
  Cash and cash equivalents.......................................  $     1   $   174   $      1
  Trade receivables, net..........................................   20,418    19,904     20,690
  Inventories.....................................................    4,107     4,348      3,487
  Income tax refunds receivable...................................       --        --        584
  Deferred income taxes...........................................    1,996        --      1,121
  Prepaid expenses and other......................................    1,079     1,547        742
                                                                    -------   -------   --------
          TOTAL CURRENT ASSETS....................................   27,601    25,973     26,625
PROPERTY AND EQUIPMENT, NET.......................................    8,246     8,375      8,679
GOODWILL AND OTHER INTANGIBLES....................................   15,303    16,284     15,682
EQUITY SECURITIES AVAILABLE FOR SALE..............................    1,566     1,400      1,240
OTHER ASSETS......................................................    1,721     2,321      1,736
                                                                    -------   -------   --------
          TOTAL ASSETS............................................  $54,437   $54,353   $ 53,962
                                                                    =======   =======    =======
                              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt...............................  $   755   $ 6,898   $    789
  Accounts payable................................................    7,697     5,866      6,132
  Accrued compensation and benefits...............................    1,662     1,488      1,457
  Accrued lease costs.............................................    1,177       989      1,086
  Other current liabilities.......................................      376       144        414
                                                                    -------   -------   --------
          TOTAL CURRENT LIABILITIES...............................   11,667    15,385      9,878
LONG-TERM DEBT....................................................      744     3,740      5,793
REDEEMABLE CONVERTIBLE PREFERRED STOCK............................       --     1,200      1,200
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Series B Convertible Preferred Stock............................       --         1          1
  Series C Convertible Preferred Stock............................       --         1          1
  Common Stock, $.01 par value: authorized -- 20,000,000 shares;
     issued and outstanding -- 9,116,007, 8,664,950 and 8,749,793 shares at January 31, 1995, January 31, 1994, and July 31,
     1994, respectively...........................................       91        87         87
  Additional paid-in capital......................................   29,106    25,943     26,559
  Retained earnings...............................................   12,829     7,996     10,443
                                                                    -------   -------   --------
          TOTAL SHAREHOLDERS' EQUITY..............................   42,026    34,028     37,091
                                                                    -------   -------   --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............  $54,437   $54,353   $ 53,962
                                                                    =======   =======    =======


See accompanying notes to condensed consolidated financial statements
(unaudited).

              PHARMACY MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JANUARY 31,                 JANUARY 31,
                                                          ---------------------       ---------------------
                                                           1995          1994          1995          1994
                                                          -------       -------       -------       -------
                                                             (IN THOUSANDS)              (IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income............................................  $   548       $   838       $ 2,416       $ 1,584
                                                          -------       -------       -------       -------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization.......................      950           809         1,884         1,636
    Increase in deferred income taxes...................     (875)           --          (875)           --
    (Gain) loss on sale of property and equipment.......       15            10            15             8
    Exercise of non-qualified options...................      855            --           855            --
    Additional consideration -- sale of TMD.............     (326)           --          (326)           --
    Decrease (increase) in trade receivables............      795          (755)          272        (1,630)
    Decrease (increase) in inventories..................      344           763          (620)          770
    Decrease (increase) in income tax refunds
      receivable........................................       --            --           584            --
    Decrease (increase) in prepaid expenses and other...      140          (297)         (337)         (239)
    Decrease (increase) in notes receivable.............       --         2,755            --         2,786
    Decrease (increase) in other assets.................      104           275            15           280
    Increase (decrease) in accounts payable.............    1,211         1,692         1,565        (1,081)
    Increase (decrease) in accrued compensation, accrued
      lease costs and other current liabilities.........     (569)       (1,084)          258          (499)
                                                          -------       -------       -------       -------
         Total adjustments..............................    2,644         4,168         3,290         2,031
                                                          -------       -------       -------       -------
         Net cash provided by operating activities......    3,192         5,006         5,706         3,615
CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to property and equipment...................     (379)         (519)       (1,087)         (684)
                                                          -------       -------       -------       -------
         Net cash used in investing activities..........     (379)         (519)       (1,087)         (684)
                                                          -------       -------       -------       -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Reductions in notes payable and long-term debt........   (3,228)       (5,053)       (5,083)       (5,315)
  Issuance of common stock..............................      427            --           494            --
  Preferred stock dividends.............................      (12)          (18)          (30)          (36)
                                                          -------       -------       -------       -------
         Net cash used in financing activities..........   (2,813)       (5,071)       (4,619)       (5,351)
                                                          -------       -------       -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....       --          (584)           --        (2,420)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........        1           758             1         2,594
                                                          -------       -------       -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............  $     1       $   174       $     1       $   174
                                                          ========      ========      ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
    Interest............................................  $    99       $   206       $   175       $   416
    Income taxes........................................  $ 2,377       $ 1,388       $ 2,440       $ 1,739
                                                          ========      ========      ========      ========
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Issuance of stock upon exercise of non-qualified
    options.............................................  $ 1,473       $    --       $ 1,473       $    --
  Treasury shares received in lieu of cash..............  $  (778)      $    --       $  (778)      $    --
  Treasury shares retired...............................  $   778       $    --       $   778       $    --
                                                          ========      ========      ========      ========


See accompanying notes to condensed consolidated financial statements
(unaudited).

              PHARMACY MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) BASIS OF PRESENTATION -- The accompanying unaudited condensed consolidated financial statements of Pharmacy Management Services, Inc. and its subsidiaries have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting principles for interim financial statements and include those accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for 1994 and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. Certain amounts for the three and six month periods ended January 31, 1994 have been reclassified to conform to the January 31, 1995 classification. The results of operations for the three and six months ended January 31, 1995 are not necessarily indicative of the results that can be expected for the entire fiscal year ending July 31, 1995. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for 1994 and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

     (b) PRINCIPLES OF CONSOLIDATION -- The accompanying condensed consolidated financial statements consist of the accounts of Pharmacy Management Services, Inc. ("PMSI") and its wholly-owned subsidiaries (together, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     (c) INCOME TAXES -- The Company accounts for income taxes in accordance with the asset and liability method prescribed by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


     (d) NET INCOME PER COMMON SHARE -- Primary net income per common share is based on net income, less preferred stock dividend requirements of $12,000 and $30,000 for the three and six months ended January 31, 1995, respectively, and $49,261 and $98,521 for the three and six months periods ended January 31, 1994, respectively, divided by the weighted average number of common and dilutive common equivalent shares outstanding during those periods. Fully diluted net income per common share has been omitted for all reported periods because it is not materially different from primary net income per share or is anti-dilutive. Dilutive common equivalent shares consist of stock options and convertible preferred stock.

              PHARMACY MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

(2) INVENTORIES

     Inventories are summarized as follows (in thousands):

                                                                  JANUARY 31,
                                                               -----------------     JULY 31,
                                                                1995       1994        1994
                                                               ------     ------     --------
                                                                        (UNAUDITED)
    Drugs....................................................  $3,039     $3,127      $ 2,474
    Medical equipment and supplies...........................     659        741          597
    Electro-medical therapy products.........................     409        480          416
                                                               ------     ------     --------
                                                               $4,107     $4,348      $ 3,487
                                                               ======     ======       ======

(3) EQUITY SECURITIES AVAILABLE FOR SALE


     FASB Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities" became applicable to the Company beginning August 1, 1994. SFAS 115 requires that at acquisition, management shall classify debt and equity securities into one of three categories: held to maturity, available-for-sale, or trading. Held to maturity securities are those which the Company has the positive intent and ability to hold to maturity. Trading securities are defined as securities bought and held principally for the purpose of selling in the near term. Available-for-sale securities are defined as investments not classified as trading securities or as held to maturity.



     Equity securities consist of shares of common stock of Staodyn, Inc. ("Staodyn") received pursuant to the sale on November 15, 1992 of the electro-medical products business operated by the Company's subsidiary, Technical Medical Devices, Inc. ("TMD"). In connection with that transaction, Staodyn and the Company entered into a shareholder agreement that provided the Company price protection for 400,000 of the 500,000 Staodyn shares that it originally received in the transaction. If the average closing sale price of Staodyn's stock in the Nasdaq National Market System during the 30 consecutive trading days preceding November 15, 1994 (the "Measuring Price"), was lower than $5.00 per share, Staodyn was obligated to issue to the Company an additional number of shares sufficient (based on the Measuring Price) to make up the aggregate deficiency between $2,000,000 and the value (at the Measuring Price) of the 400,000 shares then held by the Company. Pursuant to this price protection agreement, Staodyn issued to the Company in November 1994 an additional 750,389 shares.



     At August 1, 1994, the Company did not apply SFAS 115 to the Staodyn common stock then held by it because the total number of contingent shares was yet to be finally determined and the shares remained subject to restrictions on resale imposed by securities laws. In November 1994 when the Company received the additional 750,389 Staodyn shares pursuant to the price protection agreement (and the total number of Staodyn shares to be received by the Company was finally determined, and all the shares became eligible for public sale under SEC Rule 144), the Company applied SFAS 115 to record the additional 750,389 Staodyn shares at a value of $1.3125 per share, which was the closing sale price per share of Staodyn's stock in the Nasdaq National Market System on November 15, 1994, and to reduce the recorded carrying value of the balance of the Staodyn shares then held by the Company from their original recorded value of $2.80 per share to $1.3125 per share. The net effect of the receipt of the contingent Staodyn shares and the adjustment of the recorded value of the existing Staodyn shares was a gain of $326,000, which PMSI reported as an additional gain from the sale of TMD.



     Effective November 15, 1994, Management classified these securities as available-for-sale. SFAS 115 requires securities available for sale to be recorded at fair value. Both unrealized gains and losses on available-for-sale securities, net of taxes, are included as a separate component of shareholders' equity in the consolidated balance sheets until these gains or losses are realized. If a security has a decline in fair value that is other than temporary, then the security will be written down to its fair value by recording a loss in the consolidated statements of operations. The carrying value of the 1,193,389 Staodyn shares held at January 31,

              PHARMACY MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

1995, was equal to their market value on that date of $1.3125 per share, so no change in the carrying value has been recorded and no unrealized gain or loss existed. There were no sales of equity securities for the three and six months ended January 31, 1995. Realized gains or losses are computed using the average-cost method.


     Gains or losses on the disposition of investment securities are recognized using the average cost method.

(4) LONG-TERM DEBT

     Long-term debt at January 31, 1995 consisted of the following (in thousands):

    $7,500 revolving bank line of credit, maturing November 30, 1997............  $  250
    $7,500 revolving bank line of credit, maturing November 30, 1997............      --
    $1,120 installment note, principal payable in four equal annual installments
      of $280 commencing October 30, 1993, non-interest bearing.................     560
    $600 note, principal payable in three equal annual installments of $200
      commencing December 31, 1993, interest payable annually at 7%.............     200
    Non-compete agreements, principal payable in varying amounts and
      frequencies, non-interest bearing.........................................     344
    Note payable, installments payable monthly through December, 1997...........     109
    Capital lease obligations...................................................      36
                                                                                  ------
                                                                                   1,499
    Less current maturities.....................................................     755
                                                                                  ------
                                                                                  $  744
                                                                                  ======

     The revolving lines of credit listed above represent borrowings under a $15.0 million revolving credit agreement with two banks, under which the Company may borrow up to 75% of its outstanding eligible consolidated accounts receivable and up to 50% of its consolidated inventories. Trade receivables and inventories are pledged as collateral under the revolving credit agreement. Interest is payable monthly at rates varying from the lender's prime rate minus
 1/8 to 3/8 percent or LIBOR (London Interbank Offered Rate) plus 1 1/4 to 1 3/8 percent, depending on the Company's ratio of liabilities to tangible net worth, as defined in the revolving credit agreement. At January 31, 1995, amounts available for borrowing under the revolving credit agreement were approximately $13.3 million. Under the terms of the revolving credit agreement, the unused credit is subject to a 1/8 of one percent per annum commitment fee that is payable quarterly.

     The Company's credit agreement with the banks contains certain covenants relating to tangible net worth, payment of dividends, purchase of treasury shares, and the acquisition and disposition of assets. The most restrictive of these covenants requires the Company to maintain a cash flow coverage ratio of
1.2 to 1.0. The Company is in compliance with all its loan covenants.

(5)  CONVERTIBLE PREFERRED STOCK

     Each share of both the Series B $.98 Convertible Preferred Stock and the Series C $.98 Convertible Preferred Stock was mandatorily and automatically convertible into one share of Common Stock on the earlier of (i) the first date on or after April 1, 1994 on which the per share market price of the Common Stock was greater than or equal to $16.25 or (ii) April 1, 1996. On November 14, 1994, the market price of the Company's Common Stock exceeded $16.25 per share. Accordingly, all 73,846 outstanding shares of Series B Convertible Preferred Stock and all 53,748 outstanding shares of Series C Convertible Preferred Stock, respectively, were converted into a total of 127,594 shares of Common Stock.

     On January 3, 1995, all 100,000 authorized, issued and outstanding shares of Redeemable Series A $.72 Convertible Preferred Stock were converted at the election of the holders of these shares, into an equal number of shares of Common Stock.

              PHARMACY MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

(6)  ACQUISITION TRANSACTION

     On December 26, 1994, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Beverly Enterprises, Inc. ("Beverly") and Beverly Acquisition Company ("Acquisition Sub") a wholly owned subsidiary of Beverly. Pursuant to the terms and conditions of the Merger Agreement, the Company has agreed to merge with and into Acquisition Sub (the "Merger"). Acquisition Sub will be the surviving corporation in the Merger, and the separate corporate existence of the Company will cease as a result of the Merger.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    OVERVIEW

     The Company is a leading independent national provider of medical cost containment and managed care services, providing professionally managed solutions for containing the escalating costs of workers' compensation. The following table presents the ratios of certain financial items to net revenues for the three and six months ended January 31, 1995 and 1994:


                                                      THREE MONTHS
                                                          ENDED             SIX MONTHS ENDED
                                                    -----------------       -----------------
                                                       JANUARY 31,             JANUARY 31,
                                                    -----------------       -----------------
                                                    1995        1994        1995        1994
                                                    -----       -----       -----       -----
    Net revenues..................................  100.0%      100.0%      100.0%      100.0%
    Cost of revenues..............................   69.6        72.0        69.3        72.0
                                                    -----       -----       -----       -----
    Gross margin..................................   30.4        28.0        30.7        28.0
    Costs and expenses (income):
      Selling, general & administrative...........   17.7        19.5        17.6        19.6
      Exercise of non-qualified stock options.....    2.8          --         1.4          --
      Acquisition expenses........................    2.8          --         1.4          --
      Depreciation and amortization...............    3.2         2.9         3.1         2.9
      Additional consideration -- sale of TMD.....   (1.1)         --        (0.5)         --
                                                    -----       -----       -----       -----
    Operating income..............................    5.0         5.6         7.7         5.5
    Interest expense, net.........................    0.1         0.6         0.1         0.6
                                                    -----       -----       -----       -----
    Income before income taxes....................    4.9         5.0         7.6         4.9
    Provision for income taxes....................    3.1         2.0         3.6         2.0
                                                    -----       -----       -----       -----
    Net income....................................    1.8%        3.0%        4.0%        2.9%
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

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization was approximately $141,000 (or approximately 17%) more for the three months ended January 31, 1995, than it was for the three months ended January 31, 1994, and was approximately $248,000 (or approximately 15%) more for the six months ended January 31, 1995, than it was for the six months ended January 31, 1994. The increase is attributable to capital expenditures for computer equipment and software during fiscal years 1995 and 1994.

ADDITIONAL CONSIDERATION -- SALE OF TMD


     The Company recorded additional income of approximately $326,000 on November 15, 1994 when it received an additional 750,389 shares of common stock of Staodyn, Inc. ("Staodyn") as a final adjustment of the consideration for the sale of TMD to Staodyn, which occurred on November 15, 1992. The purchase agreement between Staodyn and TMD provided that TMD could receive additional shares of Staodyn common stock based upon the trading range of the common stock two years after the date of the original transaction. The amount of income recorded on November 15, 1994 represents the amount necessary to record the total shares of Staodyn common stock received at their fair value on November 15, 1994. The additional Staodyn shares were recorded at a value of $1.25 per share (the closing trading price of the stock on November 15, 1994), and the recorded carrying value of the remaining 443,000 Staodyn shares previously received in the transaction were reduced to that same value. The net impact of these transactions was a gain of $326,000, which is reported as "Additional consideration -- sale of TMD" on the Company's Condensed Consolidated Statements of Income for the period.


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

PROVISION FOR INCOME TAXES

     The combined effective federal and state income tax rate for the three months ended January 31, 1995 was 62.5%, compared to 40.1% for the comparable period in fiscal year 1994. The combined rate for the six months ended January 31, 1995 was 47.3%, compared to 40.9% for the six months ended January 31, 1994. The increase in the effective rate is primarily attributable to non-deductible acquisition related expenses.

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

     The Company has revolving lines of credit with two banks that allow it to borrow up to $15 million at variable rates that currently approximate the bank's prime rates. The amount available for borrowing at January 31, 1995 was $13.3 million. The Company believes that cash generated from future operations (in excess of $8 million in each of the last two fiscal years), together with the funds available under its lines of credit (approximately $13.3 million at January 31, 1995), will be sufficient to finance the Company's operations and its anticipated capital requirements for at least the next 12 to 18 months. The Company's $15 million revolving credit lines expire on November 30, 1997.

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

                          PART II -- OTHER INFORMATION

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

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     The Company and Beverly filed their FTC Premerger Notification with respect to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 on January 30, 1995, and received early termination of the applicable waiting period on February 8, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                              REPORTS ON FORM 8-K


     The Company filed a Current Report on Form 8-K dated December 26, 1994, to report its execution of the Merger Agreement with Beverly.


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

                                          PHARMACY MANAGEMENT SERVICES, INC.

                                          By:     /s/  DAVID L. REDMOND

                                            ------------------------------------
                                                      David L. Redmond
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                               (Its Duly Authorized Officer)


Date: May 12, 1995