Form 10-Q
period 1995-04-30
PHARMACY MANAGEMENT SERVICES INC
filed 1995-06-14
CIK 861049

                                  FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended April 30, 1995



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

                                 YES  X    NO
                                    -----    -----

Number of outstanding shares of each class of Registrant's common stock as of June 12, 1995:


              Common Stock, par value $.01......9,129,507 shares

PART 1 - FINANCIAL INFORMATION

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.


             Pharmacy Management Services, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Income
                                 (Unaudited)

                                                                  Three Months Ended          Nine Months Ended
                                                                        April 30,                  April 30,
                                                                ---------------------       ---------------------
                                                                  1995          1994          1995          1994
                                                                -------       -------       -------       -------
                                                                      (In thousands, except per share data)
Net revenues                                                    $29,426       $28,670       $89,938       $84,137
Cost of revenues                                                 20,468        20,285        62,374        60,243
                                                                -------       -------       -------       -------

Gross margin                                                      8,958         8,385        27,564        23,894

Costs and expenses (income):
   Selling, general and administrative                            5,551         5,567        16,216        16,441
   Exercise of non-qualified options                                  -             -           855             -
   Acquisition expenses                                             165             -         1,000             -
   Depreciation and amortization                                    957           880         2,841         2,516
   Additional consideration - sale of TMD                             -             -          (326)            -
                                                                -------       -------       -------       -------

                       Operating income                           2,285         1,938         6,978         4,937

Other income (expense):
   Interest, net                                                      9          (145)          (80)         (470)
   Other                                                             (1)           11           (17)           15
                                                                -------       -------       -------       -------

                       Income before income taxes                 2,293         1,804         6,881         4,482

Provision for income taxes                                          903           745         3,075         1,839
                                                                -------       -------       -------       -------

                       Net income                               $ 1,390       $ 1,059       $ 3,806       $ 2,643
                                                                =======       =======       =======       =======

Net income per common share                                     $  0.15       $  0.12       $  0.41       $  0.29
                                                                =======       =======       =======       =======

Weighted average number of common shares outstanding              9,254         8,742         9,264         8,702
                                                                =======       =======       =======       =======

See accompanying notes to condensed consolidated financial statements
(unaudited)

              Pharmacy Management Services, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                                                           April 30,
                                                                                    ----------------------       July 31,
ASSETS                                                                               1995           1994           1994
- ------                                                                              -------        -------        -------
                                                                                          (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                                         $ 2,065        $   873        $     1
  Trade receivables, net                                                             19,456         19,588         20,690
  Inventories                                                                         3,576          3,912          3,487
  Income tax refunds receivable                                                           -              -            584
  Deferred income taxes                                                               1,643              -          1,121
  Prepaid expenses and other                                                            865          1,250            742
                                                                                    -------        -------        -------

           TOTAL CURRENT ASSETS                                                      27,605         25,623         26,625

PROPERTY AND EQUIPMENT, NET                                                           8,093          8,522          8,679
GOODWILL AND OTHER INTANGIBLES                                                       15,114         16,056         15,682
EQUITY SECURITIES AVAILABLE FOR SALE                                                  2,461          1,240          1,240
OTHER ASSETS                                                                          1,703          2,000          1,736
                                                                                    -------        -------        -------

           TOTAL ASSETS                                                             $54,976        $53,441        $53,962
                                                                                    =======        =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                                                 $   738        $ 8,064        $   789
  Accounts payable                                                                    5,705          3,857          6,132
  Accrued compensation and benefits                                                   2,130          1,902          1,457
  Accrued lease costs                                                                 1,221          1,040          1,086
  Other current liabilities                                                             672            155            414
                                                                                    -------        -------        -------

           TOTAL CURRENT LIABILITIES                                                 10,466         15,018          9,878

LONG-TERM DEBT                                                                          463          1,792          5,793

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                                    -          1,200          1,200

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Series B Convertible Preferred Stock                                                    -              1              1
  Series C Convertible Preferred Stock                                                    -              1              1
  Common Stock, $.01 par value: authorized - 20,000,000 shares;
           issued and outstanding - 9,125,507, 8,740,043 and
           8,749,793 shares at April 30, 1995, April 30, 1994,                           91             87             87
           and July 31, 1994, respectively
  Additional paid-in capital                                                         29,793         26,493         26,559
  Net unrealized gain (loss) on equity securities                                       558              -              -
  Retained earnings                                                                  13,605          8,849         10,443
                                                                                    -------        -------        -------

           TOTAL SHAREHOLDERS' EQUITY                                                44,047         35,431         37,091
                                                                                    -------        -------        -------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $54,976        $53,441        $53,962
                                                                                    =======        =======        =======

See accompanying notes to condensed consolidated financial statements
(unaudited)

              Pharmacy Management Services, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                             Three Months Ended            Nine Months Ended
                                                                                  April 30,                     April 30,
                                                                          ----------------------         ----------------------
                                                                            1995           1994            1995           1994
                                                                          -------        -------         -------        -------
                                                                               (In thousands)                (In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                           $ 1,390        $ 1,059         $ 3,806        $ 2,643
                                                                          -------        -------         -------        -------

     Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation and amortization                                       957            880           2,841          2,516
          Decrease (Increase) in  deferred income taxes                        16              -            (859)             -
          (Gain) loss on sale of property and equipment                        21             (1)             36              7
          Exercise of non-qualified stock options                               -              -             855              -
          Additional consideration - sale of TMD                                -              -            (326)             -
     Changes in operating assets and liabilties:
          Decrease (increase) in trade receivables                            962            316           1,234         (1,314)
          Decrease (increase) in inventories                                  531            436             (89)         1,206
          Decrease (increase) in income tax refunds receivable                  -              -             584              -
          Decrease (increase) in prepaid expenses and other                   214            297            (123)            58
          Decrease (increase) in notes receivable                               -             32               -          2,818
          Decrease (increase) in other assets                                  17            312              32            592
          Increase (decrease) in accounts payable                          (1,992)        (2,009)           (427)        (3,090)
          Increase (decrease) in accrued compensation, accrued
              lease costs and other current liabilities                       646            476             904            (23)
                                                                          -------        -------         -------        -------
               Total adjustments                                            1,372            739           4,662          2,770
                                                                          -------        -------         -------        -------
               Net cash provided by operating activities                    2,762          1,798           8,468          5,413
                                                                          -------        -------         -------        -------

CASH FLOW FROM INVESTING ACTIVITIES:
     (Increase) in equity securities                                            -            160               -            160
     Additions to property and equipment                                     (635)          (821)         (1,722)        (1,505)
                                                                          -------        -------         -------        -------

               Net cash used in investing activities                         (635)          (661)         (1,722)        (1,345)
                                                                          -------        -------         -------        -------

CASH FLOW FROM FINANCING ACTIVITIES:
     Reductions in notes payable and long-term debt                          (298)          (782)         (5,381)        (6,097)
     Issuance of common stock                                                 235            585             729            585
     Preferred stock dividends                                                  -           (142)            (30)          (178)
     Purchases of treasury shares                                               -            (99)              -            (99)
                                                                          -------        -------         -------        -------

               Net cash used in financing activities                          (63)          (438)         (4,682)        (5,789)
                                                                          -------        -------         -------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        2,064            699           2,064         (1,721)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                1            174               1          2,594
                                                                          -------        -------         -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 2,065        $   873         $ 2,065        $   873
                                                                          =======        =======         =======        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for:
               Interest                                                   $     3        $   113         $   178        $   529
               Income taxes                                               $   901        $   653         $ 3,341        $ 2,392
                                                                          =======        =======         =======        =======
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
     Increase in value of equity securities available for sale
     net of income taxes of $337                                          $   558        $     -         $   558        $     -
     Issuance of stock upon exercise of non-qualified options             $     -        $     -         $ 1,473        $     -
     Treasury shares received in lieu of cash                             $     -        $     -         $  (778)       $     -
     Treasury shares retired                                              $     -        $     -         $   778        $     -
                                                                          =======        =======         =======        =======

See accompanying notes to condensed consolidated financial statements
(unaudited)

              PHARMACY MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)     Summary of Significant Accounting Policies

         (a) Basis of Presentation -- The accompanying unaudited condensed consolidated financial statements of Pharmacy Management Services, Inc. and its subsidiaries have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting principles for interim financial statements and include those accounting policies disclosed in
                 Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended July 31, 1994. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. Certain amounts for the three and nine month periods ended April 30, 1994 have been reclassified to conform to the April 30, 1995 classification. The results of operations for the three and nine months ended April 30, 1995 are not necessarily indicative of the results that can be expected for the entire fiscal year ending July 31, 1995. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended July 31, 1994.

         (b) Principles of Consolidation -- The accompanying condensed consolidated financial statements consist of the accounts of Pharmacy Management Services, Inc. ("PMSI") and its wholly-owned subsidiaries (together, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         (c) Income Taxes -- The Company accounts for income taxes in accordance with the asset and liability method prescribed by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (d) Net Income Per Common Share -- Primary net income per common share is based on net income, less preferred stock dividend requirements of $30,000 for the nine months ended April 30, 1995, and $49,261 and $98,521 for the three and nine months periods ended April 30, 1994, respectively, divided by the weighted average number of common and dilutive common equivalent shares outstanding during those periods. There were no preferred stock dividends in the three months ended April 30, 1995. Fully diluted net income per common share has been omitted for all reported periods because it is not materially different from primary net income per share or is anti-dilutive. Dilutive common equivalent shares consist of stock options and convertible preferred stock.

(2)      Inventories

         Inventories are summarized as follows (in thousands):

                                                                           April 30,
                                                                           ---------
                                                                      1995          1994     July 31, 1994
                                                                      ------------------     -------------
                                                                         (unaudited)
       Drugs                                                        $ 2,618       $ 2,645       $ 2,474
       Medical equipment and supplies                                   554           742           597
       Electro-medical therapy products                                 404           525           416
                                                                    -------       -------       -------
                                                                    $ 3,576       $ 3,912       $ 3,487
                                                                    =======       =======       =======


(3)      Equity Securities Available For Sale

         FASB Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities" became applicable to the Company beginning August 1, 1994. SFAS 115 requires that at acquisition, management shall classify debt and equity securities into one of three categories: held to maturity, available-for-sale, or trading. Held to maturity securities are those which the Company has the positive intent and ability to hold to maturity. Trading securities are defined as securities bought and held principally for the purpose of selling in the near term. Available-for-sale securities are defined as investments not classified as trading securities or as held to maturity securities.

         Equity securities consist of shares of common stock of Staodyn, Inc. ("Staodyn") (NASDAQ:SDYN) received pursuant to the sale on November 15, 1992 of the electro-medical products business operated by the
         Company's subsidiary, Technical Medical Devices, Inc. ("TMD").   In
         connection with that transaction, Staodyn and the Company entered into a shareholder agreement that provided the Company price protection for 400,000 of the 500,000 Staodyn shares that it originally received in the transaction. If the average closing sale price of Staodyn's stock in the Nasdaq National Market System during the 30 consecutive trading days preceding November 15, 1994 (the "Measuring Price"), was lower than $5.00 per share, Staodyn was obligated to issue to the Company an additional number of shares sufficient (based on the Measuring Price) to make up the aggregate deficiency between $2,000,000 and the value (at the Measuring Price) of the 400,000 shares then held by the Company. Pursuant to this price protection agreement, Staodyn issued to the Company in November 1994 an additional 750,389 shares.

         At August 1, 1994, the Company did not apply SFAS 115 to the Staodyn common stock then held by it because the total number of contingent shares was yet to be finally determined and the shares remained subject to restrictions on resale imposed by securities laws. In November 1994 when the Company received the additional 750,389 Staodyn shares pursuant to the price protection agreement (and the total number of Staodyn shares to be received by the Company was finally determined, and all the shares became eligible for public sale under SEC Rule 144), the Company applied SFAS 115 to record the additional 750,389 Staodyn shares at a value of $1.3125 per share, which was the closing sale price per share of Staodyn's stock in the Nasdaq
         National Market System on November 15, 1994, and to reduce the recorded value of $2.80 per share to $1.3125 per share. The net effect of the receipt of the contingent Staodyn shares and the adjustment of the recorded value of the existing Staodyn shares was a gain of $326,000, which PMSI reported as an additional gain from the sale of TMD in November, 1994.

         Effective November 15, 1994, management classified these securities as available-for-sale. SFAS 115 requires securities available for sale to be recorded at fair value. Both unrealized gains and losses on available-for-sale securities, net of taxes, are included as a separate component of shareholders' equity in the consolidated balance sheets until these gains or losses are realized. If a security has a decline in fair value that is other than temporary, the security will be written down to its fair value by recording a loss in the consolidated statements of operations. The carrying value of the 1,193,389 Staodyn shares held at April 30, 1995, was adjusted to their market value on that date of $2.0625 per share. An unrealized gain of $558,000, net of tax of $337,000, has been recorded as "Net unrealized gain on equity securities" in the stockholders'equity section of the Company's Condensed Consolidated Balance Sheet at April 30, 1995. There were no sales of equity securities for the three and nine months ended April 30, 1995. Realized gains or losses are computed using the average-cost method.

(4)      Long-Term Debt

         Long-term debt at April 30, 1995 consisted of the following (in thousands):

         $7,500 revolving bank line of credit, maturing November 30, 1997 .................................. $   --
         $7,500 revolving bank line of credit, maturing November 30, 1997 ..................................     --
         $1,120 installment note, principal inyfour equal annual installments
               of $280 commencing October 30, 1993, non-interest bearing ...................................    560
         $600 note, principal payable in three eqannual installments of $200
               commencing December 31, 1993, interest payable annually at 7% ...............................    200
         Non-compete agreements, principal payable in varying amounts and
               frequencies, non-interest bearing ...........................................................    324
         Note payable, installments payable monthly through December 1997 ..................................     99
         Capital lease obligations .........................................................................     18
                                                                                                             ------
                                                                                                              1,201
         Less current maturities ...........................................................................    738
                                                                                                             ------
                                                                                                             $  463
                                                                                                             ======

         The revolving lines of credit listed above represent borrowings under a $15.0 million revolving credit agreement with two banks, under which the Company may borrow up to 75% of its outstanding eligible consolidated accounts receivable and up to 50% of its consolidated inventories. Trade receivables and inventories are pledged as collateral under the revolving credit agreement. Interest is payable monthly at rates varying from the lender's prime rate minus 1/8 to 3/8 percent or LIBOR (London Interbank Offered Rate) plus 1-1/4 to 1-3/8 percent, depending on the Company's ratio of liabilities to tangible net worth, as defined in the revolving credit agreement. At April 30, 1995, amounts available for borrowing under the revolving credit agreement were approximately $12.6 million. Under the terms of the revolving credit agreement, the unused credit is subject to a 1/8 of one percent per annum commitment fee that is payable quarterly.

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

(6)      Acquistion Transaction

         Pursuant to an Agreement and Plan of Merger dated December 26, 1994, as amended May 19, 1995 (the "Merger Agreement") between PMSI and Beverly Enterprises, Inc. ("Beverly"), PMSI has agreed to merge with and into Beverly (the "Merger"). Beverly will be the surviving corporation in the Merger.

         Pursuant to the Merger, shares of PMSI Common Stock (the "Company Shares") will be converted into shares of Beverly common stock ("Beverly Shares") at a floating exchange rate based on $16.50 per Company Share and the average of the closing sales price of Beverly Shares during the ten consecutive trading days ending on the second trading day before the effective time of the

         Merger (the "Beverly Closing Price"), provided that the Beverly Closing Price is not lower than $12.25 or higher than $18.00. If the Beverly Closing Price is higher than $18.00, each Company Share will be converted into .9167 Beverly Shares. If the Beverly Closing Price is lower than $12.25, each Company Share will be converted into 1.3469 Beverly Shares. If the Beverly Closing Price is lower than $10.00, PMSI may (but is not obligated to) terminate the Merger before the closing of the Merger. The exchange ratio is subject to adjustment in the event of a stock split, stock dividend, recapitalization, restructuring, divisive reorganization, special or extraordinary dividend or distribution, and certain other corporate developments affecting Beverly Shares that occur or have a record date before the effective time of the Merger. Additionally, Beverly has agreed to assume all outstanding options to purchase Company Shares. The number of option shares and the exercise price of each option will be adjusted based on the exchange ratio for the Merger.

         The consummation of the Merger is contingent on, among other things, approval by PMSI's shareholders and the approval by the New York Stock Exchange of the listing, upon official notice of issuance, of all Beverly Shares to be issued to PMSI's shareholders pursuant to the Merger. PMSI commenced on May 24, 1995, a solicitation of written consents from its shareholders for the purpose of approving the Merger, the Merger Agreement, and the transactions contemplated thereby. The consent solicitation period will expire on June 23, 1995. Barring unforeseen events, the Merger is expected to close by the end of June 1995.

         Costs related to the merger are recognized as incurred and separately reflected as acquisition expenses in the accompanying condensed consolidated statements of income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   OVERVIEW

The Company is a leading independent national provider of medical cost containment and managed care services, providing professionally managed solutions for containing the escalating costs of workers' compensation. The following table presents the ratios of certain financial items to net revenues for the three and nine months ended April 30, 1995 and 1994:

                                                                     Three Months Ended        Nine Months Ended
                                                                     ------------------        -----------------
                                                                          April 30,                April 30,
                                                                          ---------                ---------
                                                                      1995        1994         1995         1994
                                                                      ----        ----         ----         ----
      Net revenues..............................................     100.0%       100.0%       100.0%       100.0%
      Cost of revenues..........................................      69.6         70.8         69.4         71.6
                                                                     -----        -----        -----        -----
      Gross margin..............................................      30.4         29.2         30.6         28.4
      Costs and expenses (income)
         Selling, general & administrative......................      18.9         19.4         18.0         19.5
         Exercise of non-qualified stock options................        --           --          0.9           --
         Acquisition expenses...................................       0.5           --          1.1           --
         Depreciation and amortization..........................       3.2          3.0          3.2          3.0
         Additional consideration - sale of TMD.................        --           --         (0.4)          --
                                                                     -----        -----        -----        -----

              Operating Income..................................       7.8          6.8          7.8          5.9

      Interest expense, net.....................................        --          0.5          0.1          0.6
                                                                     -----        -----        -----        -----
           Income before income taxes...........................       7.8          6.3          7.7          5.3
      Provision for income taxes................................       3.1          2.6          3.5          2.2
                                                                     -----        -----        -----        -----
               Net income.......................................       4.7%         3.7%         4.2%         3.1%
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

                             RESULTS OF OPERATIONS

Net Revenues

Net revenues for the third quarter of fiscal year 1995 were approximately $29.4 million compared to $28.7 million for the comparable period in fiscal year 1994. The increase in revenues for the period was primarily attributable to increased revenues from the Company's preferred provider organization ("PPO") and case management services, resulting primarily from more customers and greater market penetration. The pricing for PPO and case management services changed only slightly during the comparative periods. Net revenues for the nine months ended April 30, 1995 were approximately $89.9 million compared to approximately $84.1 million in the comparable period in fiscal year 1994. Substantially all of the increase in revenues for the period was attributable to increased revenues from the Company's PPO and case management services, resulting primarily from more customers and greater market penetration. The pricing for PPO and case management services changed only slightly during the comparative periods. During the third quarter and first nine months of fiscal year 1995, the net revenues of the PPO were approximately 17% and 16% of consolidated revenues, respectively, compared to approximately 13% and 12%, respectively, of consolidated revenues in the comparable periods in fiscal year 1994. Net revenues for the first nine months of fiscal year 1995 from the home delivery of prescription drugs and medical equipment and supplies were approximately the same as in the comparable period in fiscal year 1994 because the percentage of generic drugs dispensed has approximately doubled during fiscal year 1995 when compared to fiscal year 1994. The percentage of generic drug prescriptions dispensed relative to all drug prescriptions dispensed is expected to continue to increase during the next two years. This trend is likely to slow revenue growth, but should not have a material effect on the Company's operating income from the sale of prescription drugs. Although generic prescription drugs sell at lower prices than brand-name prescription drugs, the gross margins for generic prescription drugs are substantially higher than they are for brand-name prescription drugs.

Cost of Revenues

Cost of revenues as a percentage of net revenues was approximately 1.2% lower for the third quarter of fiscal year 1995 than it was for the third quarter of fiscal year 1994. Cost of revenues as a percentage of net revenues was approximately 2.2% lower for the nine months ended April 30, 1995 than it was for the comparable period in fiscal year 1994. The improvement in gross margin is attributable to dispensing a greater percentage of generic drugs in the home delivery business and the increased volume of revenue provided by the Company's PPO and case management services, which have higher gross margins than the home delivery business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues were approximately 18.9% for the three months ended April 30, 1995 and approximately 19.4% for the three months ended April 30, 1994. The decrease is primarily attributable to increased net revenues while selling, general and administrative expenses remained relatively constant. Selling, general and administrative expenses as a percentage of revenue declined by 1.5% to 18.0% for the nine months ended April 30, 1995, compared to 19.5% for the comparable period in fiscal year 1994. The decrease is attributable to improved control over expenses while revenues increased 6.9% for the nine months ended April 30, 1995 as compared to the same period in the previous year.

Exercise of Non-Qualified Stock Options

In December 1994, two executive officers exercised non-qualified stock options for a total of 95,000 non-qualified shares of common stock at an average exercise price of $6.50 per share. The financial statement effect of these exercises was approximately $855,000 of compensation expense.

Acquisition Expenses

Pursuant to an Agreement and Plan of Merger dated December 26, 1994, as amended May 19, 1995 (the "Merger Agreement"), PMSI has agreed to merge (the "Merger") with and into Beverly Enterprises, Inc. ("Beverly") with Beverly being the surviving corporation in the Merger. (See Note 6 to Notes to Condensed

Consolidated Financial Statements (Unaudited) included elsewhere in this Report.) On May 19, 1995, PMSI and Beverly amended the Merger Agreement primarily for the purpose of (a) deleting any condition or requirement that the Merger be accounted for as a "pooling of interests" for accounting purposes and
(b) modifying the structure of the transaction by removing a wholly owned subsidiary of Beverly as a party to the Merger and providing for a direct merger of PMSI with and into Beverly. Barring unforeseen events, the Merger is expected to be consummated by the end of June 1995. The Company incurred approximately $165,000 and $835,000 of expenses associated with this acquisition transaction during the third and second quarters, respectively, of fiscal year 1995, consisting primarily of professional fees and financial advisory fees payable to an investment banking firm. Most of these costs are not deductible expenses for income tax purposes. The Company funded the payment of these expenses from cash flow from operating activities. The Company expects to incur additional expenses associated with the Merger, and the total amount is expected to be approximately $3 million (see "Acquisition Transaction" below).

Depreciation and Amortization

Depreciation and amortization was approximately $77,000 (or approximately 9%) more for the three months ended April 30, 1995, than it was for the three months ended April 30, 1994, and was approximately $325,000 (or approximately 13%) more for the nine months ended April 30, 1995, than it was for the nine months ended April 30, 1994. The increase is attributable to capital expenditures for computer equipment and software during fiscal years 1995 and 1994.

Additional Consideration - Sale of TMD

The Company recorded additional income of approximately $326,000 on November 15, 1994 when it received the additional 750,389 shares of common stock of Staodyn, Inc. ("Staodyn") as final adjustment of the consideration for the sale of TMD to Staodyn, which occurred on November 15, 1992. The purchase agreement between Staodyn and TMD provided that TMD could receive additional shares of Staodyn common stock based upon the trading range of the common stock two years after the date of the original transaction. The amount of income recorded on November 15, 1994 represents the amount necessary to record the total shares of Staodyn common stock received at its fair value on November 15, 1994. The additional Staodyn shares were recorded at a value of $1.3125 per share (the closing trading price of the stock on November 15, 1994), and the recorded carrying value of the remaining 443,000 Staodyn shares previously received in the transaction were reduced to the same value. The net impact of these transactions was a gain of $326,000, which is reported as "Additional consideration - sale of TMD" on the Company's Condensed Consolidated Statements of Income for the period.

Interest Expense

Net interest expense for the three months ended April 30, 1995 decreased approximately $154,000, from the comparable period in fiscal year 1994. Net interest expense for the nine months ended April 30, 1995 was approximately $390,000, or approximately 83% less than in the comparable period in fiscal year 1994. These significant decreases are primarily attributable to the reduction in bank debt during the relevant periods.

Provision for Income Taxes

The combined effective federal and state income tax rate for the three months ended April 30, 1995 was 39.4% compared to 41.3% for the comparable period in fiscal year 1994. The combined rate for the nine months ended April 30, 1995 was 44.7% compared to 41.0% for the nine months ended April 30, 1994. The increase in the effective rate for the nine months ended April 30, 1995 is primarily attributable to non-deductible expenses related to the Merger.

                              FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's working capital increased to approximately $17.1 million at April 30, 1995 compared to approximately $16.7 million at July 31, 1994. The increase is primarily due to a higher level of cash on hand at April 30, 1995.

The Company had positive cash flow from operations of approximately $2.8 million for the three months ended April 30, 1995, compared to approximately $1.8 million for the comparable period in fiscal year 1994. The primary differences were improved net income and a reduction in accounts receivable of $1.0 million for the period ended April 30, 1995 compared to $0.3 million for the same period in fiscal year 1994. For the nine months ended April 30, 1995, the Company had positive cash flow from operations of approximately $8.5 million, compared to approximately $5.4 million for the same period in fiscal year 1994. The primary differences were improved net income, favorable changes in cash flows from accounts receivables and accounts payables, offset by the effect of the notes receivable payments received during fiscal year 1994.

Net trade receivables decreased approximately $962,000 and approximately $1,234,000 for the three and nine month periods ended April 30, 1995. These decreases are primarily attributable to improved collection of accounts receivable.

Inventories at April 30, 1995 were relatively unchanged compared to July 31, 1994.

Capital expenditures for the nine months ended April 30, 1995 were approximately $1.7 million. These expenditures were financed by cash flow from operations. The Company further reduced its bank debt by approximately $0.3 million for the quarter and approximately $4.6 million for the nine months ended April 30, 1995. The Company had no bank debt at April 30, 1995.

The Company has revolving lines of credit with two banks that allow it to borrow up to $15 million at variable rates that currently approximate the bank's prime rates. The amount available for borrowing at April 30, 1995 was $12.6 million compared to $13.3 million at January 31, 1995. The reduced amount available for borrowing is due to lower levels of accounts receivable and inventories at April 30, 1995. The Company believes that cash generated from future operations (in excess of $8 millon in each of the last two fiscal years), together with the funds available under its lines of credit, will be sufficient to finance the Company's operations and its anticipated capital requirements for at least the next 12 to 18 months. The Company's $15 million revolving credit lines expire on November 30, 1997.

Healthcare Reform is a major national priority, but the impact of the reforms is not presently determinable. The Company's future liquidity will continue to depend on its operating cash flow and management of trade receivables and inventories.

                            ACQUISITION TRANSACTION


The Merger Agreement includes covenants that, on an interim basis pending consummation of the Merger, restrict PMSI from doing the following: (a) granting or permitting a lien on, selling, leasing, exchanging, transferring or otherwise disposing of, or granting to any person a right or option to lease, purchase, or otherwise acquire, any material amount of its assets or properties, including the capital stock of its subsidiaries, any indebtedness owed to it and any rights of value to it (except in the ordinary course of business consistent with past practices and except for inter-company transfers); (b) selling, issuing, awarding, granting, pledging, redeeming, purchasing or otherwise acquiring, transferring or encumbering any of its capital stock or other securities or any rights, options or warrants to acquire any of its capital stock or other securities; (c) reclassifying any outstanding common stock into a different class or number of shares or otherwise changing its authorized capitalization, or paying, declaring or setting aside for payment a dividend or other distribution in respect of any of its capital stock, whether payable in cash, stock or other property; (d) borrowing any money, issuing any debt securities or assuming, endorsing or guaranteeing, or becoming a surety, accommodation party or otherwise responsible for an obligation or indebtedness of a person other than itself and any of its subsidiaries (except for borrowings under its existing credit agreements in the usual and ordinary course of business); (e) amending, renewing, waiving, breaching, extending, modifying, entering into, releasing in any respect or relinquishing any right or benefit under any mortgage, agreement, instrument, obligation or other commitment that would be material to the Company; (f) settling or compromising any material claim, liability, tax assessment or financial contingency; (g) entering into any transaction with any of its officers, directors, affiliates or shareholders (except in the usual and ordinary course of business and on an arms' length basis); and (h) authorizing, recommending, consummating or otherwise entering into any agreement providing for a merger, dissolution, consolidation, restructuring, recapitalization, reorganization, partial or complete liquidation or the acquisition or disposition of a material amount of assets or securities owned by the Company. Management does not expect that any of these interim restrictions will materially adversely affect the Company's liquidity, operations, capital resources or ability to proceed with planned capital expenditures, if the Merger is consummated this June as contemplated. The Merger Agreement also requires PMSI to pay Beverly a "termination fee" of $5,000,000 if Beverly or PMSI terminates the Merger Agreement under certain circumstances.


The Company incurred during the nine months ended April 30, 1995 approximately $1,000,000 of acquisition expenses associated with its consideration of acquisition overtures and the pending Merger with Beverly, and it expects that the total acquisition expenses for fiscal year 1995 will be approximately $3 million. The expenses will consist primarily of professional fees and financial advisory fees payable to an investment banking firm. Management expects to fund the payment of these expenses and the termination fee (if payable) from cash flow from operating activities and, to the extent necessary, its bank credit lines. Management believes that it has access to adequate sources of borrowing to fund the payment of these expenses and the termination fee (if it becomes payable), although payment of the expenses and the termination fee would diminish available credit facilities, reduce shareholders' equity and increase future interest expense.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

           Neither the Company nor any of its property is subject to any pending material legal proceedings, except for ordinary routine litigation incidental to its business.

ITEM 2.    CHANGES IN SECURITIES.

           As discussed more fully in Note 5 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Report, all the Company's outstanding Series B and Series C Convertible Preferred Stock was mandatorily converted, in accordance with its terms, into an equal number of shares of Common Stock, effective November 14, 1994, and all the Company's outstanding Series A Redeemable Convertible Preferred Stock was converted, at the election of the holders of those shares, into an equal number of shares of Common Stock, effective January 3, 1995.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

           None.

ITEM 5.    OTHER INFORMATION.

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

                              Reports on Form 8-K

           PMSI did not file any Current Reports on Form 8-K during the quarterly period ended April 30, 1995.

                                    Exhibits

           The following exhibits are filed as part of this Report:

           Exhibit 2.6 Amendment No. 1 to Agreement and Plan of Merger dated May 19, 1995, among Beverly Enterprises, Inc., Beverly Acquisition Corporation, and Pharmacy Management Services, Inc.

           Exhibit 10.23 First Amendment to Deferred Compensation Plan for Non-Employees of Pharmacy Management Services, Inc. and Subsidiaries dated June 6, 1995.

           Exhibit 27 Nine Month Financial Data Schedule (for SEC use only).

           Exhibit 27.1 Three Month Financial Data Schedule (for SEC use only).

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PHARMACY MANAGEMENT SERVICES, INC.


Date:  June 14, 1995                   By: /s/ DAVID L. REDMOND
                                          -------------------------
                                              David L. Redmond
                                          Senior Vice President and
                                           Chief Financial Officer
                                        (Its Duly Authorized Officer)

                              Index to Exhibits
                              -----------------


           Exhibit No.                         Description
           -----------                         -----------

           Exhibit 2.6 Amendment No. 1 to Agreement and Plan of Merger dated May 19, 1995, among Beverly Enterprises, Inc., Beverly Acquisition Corporation, and Pharmacy Management Services, Inc.

           Exhibit 10.23 First Amendment to Deferred Compensation Plan for Non-Employees of Pharmacy Management Services, Inc. and Subsidiaries dated June 6, 1995.

           Exhibit 27 Nine Month Financial Data Schedule (for SEC use only).

           Exhibit 27.1 Three Month Financial Data Schedule (for SEC use only).